Form 10-Q
period 2000-06-30
EDISON MISSION HOLDINGS CO
filed 2000-08-11
CIK 1099532

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   Form 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended    June 30, 2000
                                     ----------------------

                                      or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from __________ to __________


                        Commission File Number
                                              ----------


                          Edison Mission Holdings Co.
            (Exact name of registrant as specified in its charter)

                 California                             33-0826940
      (State or other jurisdiction of       (I.R.S. Employer Identification No.)
      incorporation or organization)


        18101 Von Karman Avenue, Suite 1700
              Irvine, California                               92612
      (Address of principal executive offices)               (Zip Code)

        Registrant's telephone number, including area code:  (949) 752-5588

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [_] NO [X]

      Number of shares outstanding of the registrant's Common Stock as of August 11, 2000: 100 shares (all shares held by an affiliate of the registrant).

                               TABLE OF CONTENTS


Item                                                                               Page
----                                                                               ----
                         PART I - Financial Information

1.  Financial Statements..........................................................    1

2.  Management's Discussion and Analysis of Financial Condition and
    Results of Operations.........................................................    6

                          PART II - Other Information

6.  Exhibits and Reports on Form 8-K..............................................   27

                                    PART III

    Signatures....................................................................   28

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
                 EDISON MISSION HOLDINGS CO. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                (In thousands)

                                              (Unaudited)
                                                June 30,         December 31,
                                                  2000              1999
                                              -----------       ------------
Assets

Current Assets
   Cash and cash equivalents                   $   45,081        $   44,511
   Due from affiliates                             49,620            35,082
   Fuel inventory                                  30,017            21,336
   Spare parts inventory                           23,360            23,349
   Other current assets                             1,164             1,301
                                               ----------        ----------
       Total current assets                       149,242           125,579
                                               ----------        ----------

Property, Plant and Equipment                   1,978,498         1,899,955
   Less accumulated depreciation                   60,208            37,198
                                               ----------        ----------
       Net property, plant and equipment        1,918,290         1,862,757
                                               ----------        ----------
Other Assets
   Deferred financing charges, net                 12,037            11,766
                                               ----------        ----------

Total Assets                                    2,079,569        $2,000,102
                                               ==========        ==========

Liabilities and Shareholder's Equity

Current Liabilities
   Accounts payable                            $   18,444        $    1,789
   Accrued liabilities                             28,351            38,264
   Interest payable                                19,967            18,433
                                               ----------        ----------
       Total current liabilities                   66,762            58,486
                                               ----------        ----------

Long-term Debt                                    970,000           907,000
Deferred Taxes                                     37,998            28,924
Benefits Plans                                     17,625            17,625
                                               ----------        ----------
Total Liabilities                               1,092,385         1,012,035
                                               ----------        ----------
Commitments and Contingencies (Note 2)

Shareholder's Equity
   Common stock, no par value; 10,000 shares
       authorized; 100 shares issued and
       outstanding                                     --                --
   Additional paid-in-capital                     960,795           960,442
   Retained earnings                               26,389            27,625
                                               ----------        ----------
Total Shareholder's Equity                        987,184           988,067
                                               ----------        ----------
Total Liabilities and Shareholder's Equity     $2,079,569        $2,000,102
                                               ==========        ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                 EDISON MISSION HOLDINGS CO. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF OPERATIONS
                                (In thousands)

                                                                           (Unaudited)           (Unaudited)
                                                                       Three Months Ended     Six Months Ended
                                                                             June 30,              June 30,
                                                                      --------------------  --------------------
                                                                        2000       1999       2000       1999
                                                                      --------   --------   --------   --------
Operating Revenues from Marketing Affiliate
   Capacity revenues                                                  $ 11,756   $  9,542   $ 21,829   $ 10,644
   Energy revenues                                                      91,507     65,811    179,147     77,849
                                                                      --------   --------   --------   --------
      Total operating revenues                                         103,263     75,353    200,976     88,493
                                                                      --------   --------   --------   --------

Operating Expenses
   Fuel                                                                 37,351     34,111     77,585     41,509
   Plant operations                                                     26,314     19,040     45,467     21,185
   Depreciation and amortization                                        11,692     11,119     23,002     13,475
   Administrative and general                                               17        285         59        286
                                                                      --------   --------   --------   --------
      Total operating expenses                                          75,374     64,555    146,113     76,455
                                                                      --------   --------   --------   --------

Income from operations                                                  27,889     10,798     54,863     12,038
                                                                      --------   --------   --------   --------

Other Income (Expense)
   Interest and other income (expense)                                    (519)       366        931        391
   Interest expense                                                    (18,965)   (14,741)   (37,855)   (16,817)
                                                                      --------   --------   --------   --------
      Total other income (expense)                                     (19,484)   (14,375)   (36,924)   (16,426)
                                                                      --------   --------   --------   --------

Income (Loss) Before Income Taxes and Extraordinary Loss                 8,405     (3,577)    17,939     (4,388)
Provision (Benefit) for Income Taxes before Extraordinary Loss           4,320       (974)     9,074     (1,294)
                                                                      --------   --------   --------   --------

Income (Loss) Before Extraordinary Loss                                  4,085     (2,603)     8,865     (3,094)
                                                                      --------   --------   --------   --------
Extraordinary loss on early extinguishment of debt,
  net of income tax benefit of $2,081                                       --     (2,865)        --     (2,865)
                                                                      --------   --------   --------   --------

Net Income (Loss)                                                     $  4,085   $ (5,468)  $  8,865   $ (5,959)
                                                                      ========   ========   ========   ========



  The accompanying notes are an integral part of these consolidated financial statements.

                 EDISON MISSION HOLDINGS CO. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                (In thousands)

                                                                    (Unaudited)
                                                                 Six Months Ended
                                                                     June 30,
                                                         -------------------------------
                                                             2000               1999
                                                         ------------        -----------
Cash Flows From Operating Activities:
   Net income (loss)                                     $      8,865        $    (5,959)
   Adjustments to reconcile net income (loss)  to
    net cash provided by operating activities:
      Extraordinary loss on early extinguishment
       of debt, net of tax                                         --              2,865
      Depreciation and amortization                            23,649             13,834
      Deferred tax provision                                    9,074              9,157
   Increase in due from affiliates                            (14,538)           (42,270)
   Increase in inventory                                       (8,692)            (1,302)
   Decrease (increase)  in other assets                           137               (742)
   Increase in accounts payable                                16,655             16,085
   (Decrease) increase in accrued liabilities                  (9,913)            21,886
   Increase in interest payable                                 1,534              6,699
   Increase in other liabilities                                   --                659
                                                         ------------        -----------
      Net cash provided by operating activities                26,771             20,912
                                                         ------------        -----------

Cash Flows From Investing Activities:
   Purchase of Homer City facility                                 --         (1,818,962)
   Capital expenditures                                       (78,543)           (23,101)
                                                         ------------        -----------
      Net cash used in investing activities                   (78,543)        (1,842,063)
                                                         ------------        -----------

Cash Flows From Financing Activities:
   Capital contribution from parent                               203          1,060,000
   Borrowings on long-term obligations                         63,000            838,000
   Borrowings under Acquisition Facility                           --            800,000
   Repayments on debt obligations                                  --           (800,000)
   Financing costs                                               (910)           (16,281)
   Cash dividends to parent                                    (9,951)           (29,999)
                                                         ------------        -----------
      Net cash provided by financing activities                52,342          1,851,720
                                                         ------------        -----------

Net increase in cash and cash equivalents                         570             30,569
Cash and cash equivalents, beginning of period                 44,511                 --
                                                         ------------        -----------

Cash and cash equivalents, end of period                 $     45,081        $    30,569
                                                         ============        ===========




  The accompanying notes are an integral part of these consolidated financial statements.

                  EDISON MISSION HOLDINGS CO. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2000

Note 1. General

  All adjustments, including recurring accruals, have been made that are necessary to present fairly the consolidated financial position and results of operations for the periods covered by this report. The results of operations for the six months ended June 30, 2000, are not necessarily indicative of the operating results for the full year.

  Our significant accounting policies are described in Note 2 to our Consolidated Financial Statements as of December 31, 1999, included in our Form S-4 filed with the Securities and Exchange Commission on June 12, 2000. We follow the same accounting policies for interim reporting purposes. This quarterly report should be read in connection with such financial statements.

Note 2.  Commitments and Contingencies

  We have entered into separate transition contracts (the "Transition Contracts") with Pennsylvania Electric Company ("Penelec") and New York State Electric & Gas Corporation ("NYSEG"), pursuant to which EME Homer City Generation L.P. ("EME Homer City") may exercise a put option to sell certain quantities of capacity to Penelec and NYSEG, and Penelec and NYSEG may exercise call options to purchase certain quantities of capacity. The terms of the NYSEG Transition Contract and the Penelec Transition Contract continue until April 30, 2001 and May 31, 2001, respectively. EME Homer City has exercised a put option to sell 942 MW of capacity to Penelec for the period from March 18, 1999 through May 31, 2001 under the Penelec Transition Contract for a price of $49.90/MW-day from March 18, 1999 through May 31, 1999, $59.90/MW-day for the year ending May 31, 2000 and $77.40/MW-day for the year ending May 31, 2001. EME Homer City has also entered into contractual arrangements with NYSEG to sell 942 MW of capacity for the period from March 18, 1999 to May 31, 1999 for a price of $55.00/MW-day and sell 99 percent of the remaining installed capacity over the transition contracts through May 31, 2000 at a weighted average price of $65.00/MW-day.

  EME Homer City derives revenues from sales of electric energy. Pricing provisions are individually negotiated with customers by its marketing affiliate and may include fixed prices or prices based on a daily or monthly market index. EME Homer City may benefit from forward energy sales contracts entered into by its marketing affiliate depending on market conditions. At June 30, 2000, our affiliate had sold forward contracts to third parties for 8,712 GWh of energy for various periods from June 30, 2000 to December 31, 2001 at a weighted average price of $31.7/MWh. At June 30, 2000, our affiliate had sold call options to third parties for 956 GWh of energy for various periods from June 30, 2000 to December 31, 2001 at a weighted average price of $24.9/MWh.

Ash Disposal Site

  The Pennsylvania Department of Environmental Protection ("PaDEP") regulations governing ash disposal sites require, among other things, groundwater assessments of landfills if existing groundwater monitoring indicates the possibility of degradation. The assessments could lead to the installation of additional monitoring wells and if degradation of the groundwater is discovered, we would be required to develop abatement plans, which may include the lining of unlined sites. To date, the Homer City facilities' ash disposal site has not shown any signs that would require remediation. Management does not believe that the costs of maintaining and abandoning the ash disposal site will have a material impact on our results of operations or financial position.

Two Lick Creek Reservoir Deep Mine Discharges

  In connection with its purchase of the Homer City facilities on March 18, 1999, we acquired the Two Lick Creek Dam and Reservoir. Acid discharges from two inactive deep mines were being collected and partially treated on the reservoir property by a mining company before being pumped off the property for additional treatment at a nearby treatment plant. The mining company, which filed for bankruptcy, operated the collection and treatment system until May 1999, when its assets were allegedly depleted.

  The PaDEP initially advised us that we were potentially responsible for treating the discharges by virtue of our alleged ownership of the property of which the discharges allegedly emanated. Without any admission of our liability, we voluntarily agreed through a letter agreement to fund the operation of the treatment plant for an interim period while the agency continued its investigation. The cost of operating the treatment plant, which was initially approximately $11,000 per month, increased to $13,000 per month in 2000. The agency has recently notified us that we are responsible for treatment of one of the discharges. It has also advised the owner of the mineral rights and three former operators of the mine that they are liable and has requested them to cooperatively develop and implement a plan with us to treat the discharge. We estimate the cost of a passive treatment system to be approximately $750,000. The cost of operating a passive treatment system would be considerably less than the cost of operating the current treatment plant.

Environmental Matters or Regulations

  We are subject to environmental regulation by federal, state, and local authorities in the United States and foreign regulatory authorities with jurisdiction over projects located outside the United States. We believe that as of the filing date of this report, we are in substantial compliance with environmental regulatory requirements and that maintaining compliance with current requirements will not materially affect our financial position or results of operations.

   We expect that the implementation of Clean Air Act Amendments will result in increased capital expenditures and operating expenses. For example, we expect to spend approximately $139 million in 2000 and $42 million in 2001 to install upgrades to the environmental controls at the Homer City facilities to control sulfur dioxide and nitrogen oxide emissions. We do not expect these capital expenditures and operating expenses to have a material effect on our financial position or results of operation.

Credit Support

  We provide credit support for an affiliate that enters into various electric energy transactions, including futures and swap agreements. These credit support guarantees are not subordinate to the bonds and are senior unsecured obligations of Edison Mission Holdings. At June 30, 2000, we provided guarantees totaling $185.4 million as credit support for financial and energy contracts entered into by affiliates. This guarantee provides that we will perform the obligations of affiliates in the event of non-performance by them. We could be exposed to the risk of higher electric energy prices in the event of non-performance by a counterparty. However, we do not anticipate non-performance by a counterparty and the marketing affiliate. Total amounts due at June 30, 2000 from third parties from sales made by the marketing affiliate were $90.2 million.


Note 3.  Supplemental Statements of Cash Flows Information

                                                       (In thousands)
                                                        (Unaudited)

Six months ended June 30,                              2000          1999
-------------------------                              ----          ----

Cash paid:
Interest                                            $39,582    $    9,443


Details of facility acquisition:
    Fair value of assets acquired                        --    $1,835,538
    Liabilities assumed                                  --        16,576
                                                  ---------    ----------

    Net cash paid for acquisition                        --    $1,818,962

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion contains forward-looking statements that reflect Edison Mission Holdings Co.'s current expectations and projections about future events based on our knowledge of present facts and circumstances and our assumptions about future events. In this discussion, the words "expects," "believes," "anticipates," "estimates," "intends," "plans" and variations of these words and similar expressions are intended to identify forward-looking statements. These statements necessarily involve risks and uncertainties that could cause actual results to differ materially from those anticipated. The information contained in this discussion is subject to change without notice. Unless otherwise indicated, the information presented in this section is with respect to Edison Mission Holdings Co. and its consolidated subsidiaries.

GENERAL

  Edison Mission Holdings Co. is a special-purpose California corporation formed on October 7, 1998 for the purpose of facilitating the financing of the acquisition and, through its wholly-owned subsidiaries, acquiring, making improvements to and operating its three coal-fired electric generating units and related facilities. EME Homer City Generation L.P. ("EME Homer City"), an indirect subsidiary of Edison Mission Holdings, acquired the Homer City facilities on March 18, 1999 for a purchase price of approximately $1.8 billion, with adjustments for changes in the book value of inventories and prorations related to specified items including but not limited to taxes, rents and fees under transferred permits. Although Edison Mission Holdings Co. was incorporated in 1998, it had no significant activity prior to the acquisition of the Homer City facilities.

  EME Homer City derives revenue from the sale of energy and capacity into the Pennsylvania-New Jersey-Maryland power market ("PJM") and the New York independent system operator ("NYISO") and from bilateral contracts with power marketers and load serving entities within PJM, NYISO and the surrounding markets. EME Homer City has entered into a contract with a marketing affiliate for the sale of energy and capacity produced by the Homer City facilities, which enables this marketing affiliate to engage in forward sales and hedging. EME Homer City will pay the marketing affiliate a nominal fee for the performance of marketing services.

  EME Homer City believes there may also be opportunities to derive revenue from the sale of installed capacity and ancillary services. Under the terms of the Pennsylvania Electric Company and New York State Electric & Gas Transition Contracts, EME Homer City has elected to exercise several options to sell capacity. These contracts expire mid-year 2001. EME Homer City also has the option to sell non-contracted capacity in PJM and NYISO. It is believed the Homer City units should be capable of producing revenues from the sale of voltage support based on previous utilization of the Homer City units.

RESULTS OF OPERATIONS

  The results of operations for the six months ended June 30, 1999 represent operations from the acquisition date of the Homer City facilities, March 18, through June 30, 1999 (we refer to this as the "short 1999 period"). Accordingly, during the six months ended June 30, 1999 we did not have a full six months of operations that are comparable to the six months ended June 30, 2000.

  Prior to March 18, 1999, we had engaged in no operations since our formation in October 1998. There are no separate financial statements available with regard to the operations of the Homer City facilities prior to our taking ownership because their operations were fully integrated with, and their results of operations were consolidated into, the former owners of the Homer City facilities. In addition, the electric output of the Homer City units was sold based on rates set by regulatory authorities. As a result of the above factors and because electricity rates will now be set by the operation of market forces, the historical financial data with respect to the Homer City facilities are not meaningful or indicative of our future results. Our results of operations in the future will depend primarily on revenues from the sale of energy, capacity and other related products, and the level of our operating expenses.

Operating Revenues

  Revenues increased $27.9 million and $112.5 million for the second quarter and six months ended June 30, 2000, respectively, compared with the corresponding periods of 1999 primarily due to higher energy and capacity prices, and, with respect to the prior year six month period, the impact of the short 1999 period. Revenues primarily consist of energy revenue of $91.5 million and $179.1 million and capacity revenue of $11.8 million and $21.8 million for the quarter and six months ended June 30, 2000, respectively. These sales were made through a contract with a marketing affiliate, which enables the affiliate to engage in
forward sales and hedging transactions.   The Homer City facilities generated
2,683 and 6,070 GWhr of electricity in the second quarter and six months ended June 30, 2000, respectively. Revenues for the quarter and period from acquisition to June 30, 1999 were $75.4 million and $88.5 million, respectively, which primarily consist of energy revenue of $65.8 million and $77.8 million and capacity revenue of $9.5 million and $10.6 million, respectively. The Homer City facilities generated 2,863 GWhr and 3,475 GWhr of electricity in the second quarter of 1999 and the short 1999 period, respectively. The availability factor for the six months ended June 30, 2000 was 79.3% compared to 80.6% during the short 1999 period.

  Due to warmer weather during the summer months, electric revenues generated from the Homer City facilities are usually higher during the third quarter of each year.

Operating Expenses

  Operating expenses consist of expenses for fuel, plant operations, depreciation and amortization and administrative and general expenses. Fuel expense was $37.4 million and $77.6 million, including $34.0 million and $73.9 million of coal, for the second quarter and six months ended June 30, 2000, respectively. Fuel expense was $34.1 million and $41.5 million, including $33.9 million and $41.2 million of coal, for the second quarter of 1999 and the short 1999 period, respectively. The Homer City units benefit from access by truck to significant native coal reserves located within the western Pennsylvania portion of the North Appalachian region. Up to 95% of the coal used by Units 1 and 2 is supplied under existing contracts with regional mines which are located within 50 miles of the facility, while the remainder is purchased on the spot market. The coal for these units is cleaned by the coal cleaning facility to reduce sulfur content. Unit 3 utilizes lower sulfur coal which is blended at an on-site coal blending facility.

  Plant operations expense increased $7.3 million and $24.3 million in the second quarter and six month period ended June 30, 2000 million from the second quarter of 1999 and the short 199 period due to higher maintenance expenses incurred during planned outages in 2000 and, with respect to the prior year six month period, the impact of the short 1999 period.

  Depreciation and amortization expense was $11.7 million and $23.0 million for the quarter and six months ended June 30, 2000 and $11.1 and $13.5 million for the quarter ended June 30, 1999 and the short 1999 period. Depreciation expense primarily relates to the acquisition of the Homer City facilities, which is being depreciated over thirty-nine years.

Other Income (Expense)

  Interest expense for the second quarter and the six-month period ended June 30, 2000 was $19.0 million and $37.9 million, which primarily consists of interest on the $830 million bonds. Interest expense from for the second quarter ended June 30, 1999 and the short 1999 period was $14.7 million and $16.8, primarily related to interest on $800 million term loan that was subsequently refinanced with the $830 million bonds.

Extraordinary Loss

  The early repayment of the $800 million term loan in May 1999 resulted in an extraordinary loss of $2.9 million, net of income tax benefit of $2.1 million, attributable to the write-off of unamortized debt issue costs.

Provision (Benefit) for Income Taxes

  We had an estimated annual effective tax rate of 51% for the first six months of 2000. The effective tax rate was higher than the federal statutory rate of 35% due to state income taxes.

LIQUIDITY AND CAPITAL EXPENDITURES

  Net cash provided by Operating Activities for the six month period ended June 30, 2000 was $26.8 million. Net cash provided by Operating Activities for the period from acquisition to June 30, 1999 was $20.9 million. The increase in cash flow was due primarily to higher earnings from higher energy and capacity prices, partially offset by higher fuel and plant operations expenses.

  In March 1999, EME Homer City completed the acquisition of the 1,884 MW Homer City Electric Generating Station and related facilities from GPU, Inc., New York State Electric & Gas Corporation and their respective affiliates. Consideration for the purchase was a cash payment of approximately $1.8 billion.

  In order to finance the acquisition, we entered into a Credit Agreement, dated as of March 18, 1999 with 25 banks and other financial institutions. The Credit Agreement provided for:

  .   a 364-day term loan facility in an amount up to $800 million,

  .   a five-year term loan facility in an amount up to $250 million and

  . a five-year revolving credit facility in an amount up to $50 million.

  On March 18, 1999, we borrowed $800 million of term loans and used the proceeds of these loans, together with equity contributions from Edison Mission Energy of approximately $1 billion, to fund the purchase price for the Homer City facilities.

  On May 27, 1999, we completed a private offering of $300 million aggregate principal amount of the Series A bonds and $530 million aggregate principal amount of the Series B bonds. The net proceeds of the sale of the bonds were used to repay the outstanding principal of, and to permanently reduce the bank commitments associated with the term loans, and to repay a portion of Edison Mission Energy's equity investment in us in the form of a distribution. We intend to use amounts available under the $250 million five-year term loan facility to fund the environmental capital improvements to the Homer City units; we had drawn $140 million under the facility at June 30, 2000. We may use amounts available under the $50 million five-year revolving credit facility for general working capital purposes. All outstanding amounts under the $50 million five-year revolving credit facility will be repaid each year on the anniversary of the issuance of the bonds. As of June 30, 2000, there were no outstanding amounts under the $50 million five-year revolving credit facility. Under specified conditions, we may have access to additional liquidity in a debt service reserve account and under a credit support guarantee provided by Edison Mission Energy.

  We intend to invest approximately $258 million for the environmental capital improvements to the Homer City units, including a selective catalytic reduction system on all three units and a flue gas desulfurization system on Unit 3, under a fixed price, turnkey engineering, procurement and construction contract. The selective catalytic reduction system on Unit 2 is expected to be installed by September 2000, the selective catalytic reduction systems on Units 1 and 3 are expected to be installed by May 2001 and the flue gas desulfurization system is expected to be installed by September 2001. Capital expenditures for the six month periods ended June 30, 2000 and 1999 were $78.5 million and $23.1 million, respectively, primarily related to the flue gas desulfurization system on Unit 3 and the selective catalytic reduction systems. The environmental improvements will enhance the economics of the Homer City units by reducing fuel costs, nitrogen oxide allowance purchases and sulfur dioxide allowance purchases. We expect capital expenditures for environmental capital improvements to the Homer City facility to be $139 million for 2000 and $42 million for 2001.

Changes in Interest Rates, Changes in Electricity Market Pricing and Other Operating Risks

  Interest rate changes affect the cost of capital needed to operate the Homer City facilities. We have mitigated the risk of interest rate fluctuations by arranging for fixed rate financing for the majority of our project financings. We do not believe that interest rate fluctuations will have a materially adverse effect on our financial position or results of operations.

  Changes in electricity pool pricing can have a significant impact on our results of operations. With the exception of revenue generated by the Pennsylvania Electric Company and New York State Electric & Gas Transition Contracts, which expire in 2001, and from bilateral contracts for the sale of electricity with third-party load serving entities and power marketers, our revenues and results of operations are dependent upon prevailing market prices for energy, capacity, ancillary services in the PJM, NYISO and other competitive markets. Among the factors that will influence the market prices for energy, capacity and ancillary services in PJM and NYISO are:

  . prevailing market prices for fuel oil, coal and natural gas and associated transportation costs;

  . the extent of additional supplies of capacity, energy and ancillary services from current competitors or new market entrants, including the development of new generation facilities that may be able to produce electricity at a lower cost;

  .  transmission congestion in PJM and/or NYISO;

  . the extended operation of nuclear generating plants in PJM and NYISO beyond their presently expected dates of decommissioning;

  .  weather conditions prevailing in PJM and NYISO from time to time;
     and

  . the possibility of a reduction in the projected rate of growth in electricity usage as a result of factors such as regional economic conditions and the implementation of conservation programs.

  EME Homer City derives revenues from sales of electric energy. Pricing provisions are individually negotiated with customers by its marketing affiliate and may include fixed prices or prices based on a daily or monthly market index. EME Homer City may benefit from forward energy sales contracts entered into by its marketing affiliate depending on market conditions.

  We have entered into separate transition contracts (the "Transition Contracts") with Pennsylvania Electric Company ("Penelec") and New York State Electric & Gas Corporation ("NYSEG"), pursuant to which EME Homer City Generation L.P. ("EME Homer City") may exercise a put option to sell certain quantities of capacity to Penelec and NYSEG, and Penelec and NYSEG may exercise call options to purchase certain quantities of capacity. The terms of the NYSEG Transition Contract and the Penelec Transition Contract continue until April 30, 2001 and May 31, 2001, respectively. EME Homer City has exercised a put option to sell 942 MW of capacity to Penelec for the period from March 18, 1999 through May 31, 2001 under the Penelec Transition Contract for a price of $49.90/MW-day from March 18, 1999 through May 31, 1999, $59.90/MW-day for the year ending May 31, 2000 and $77.40/MW-day for the year ending May 31, 2001. EME Homer City has also entered into contractual arrangements with NYSEG to sell 942 MW of capacity for the period from March 18, 1999 to May 31, 1999 for a price of $55.00/MW-day and sell 99 percent of the remaining installed capacity over the transition contracts through May 31, 2000 at a weighted average price of $65.00/MW-day.

  EME Homer City derives revenues from sales of electric energy. Pricing provisions are individually negotiated with customers by its marketing affiliate and may include fixed prices or prices based on a daily or monthly market index. EME Homer City may benefit from forward energy sales contracts entered into by its marketing affiliate depending on market conditions. At June 30, 2000, our affiliate had sold forward contracts to third parties for 8,712 GWh of energy for various periods from June 30, 2000 to December 31, 2001 at a weighted average price of $31.7/MWh. At June 30, 2000, our affiliate had sold call options to third parties for 956 GWh of energy for various periods from June 30, 2000 to December 31, 2001 at a weighted average price of $24.9/MWh.

  We provide credit support for an affiliate that enters into various electric energy transactions, including futures and swap agreements. These credit support guarantees are not subordinate to the bonds and are senior unsecured obligations of Edison Mission Holdings. At June 30, 2000, we provided guarantees totaling $185.4 million as credit support for financial and energy contracts entered into by affiliates. This guarantee provides that we will perform the obligations of affiliates in the event of non-performance by them. We could be exposed to the risk of higher electric energy prices in the event of non-performance by a counterparty. However, we do not anticipate non-performance by a counterparty and the marketing affiliate. Total amounts due at June 30, 2000 from third parties from sales made by the marketing affiliate were $90.2 million.

Environmental Matters or Regulations

  We are subject to environmental regulation by federal, state and local authorities in the United States. We believe that we are in substantial compliance with environmental regulatory requirements and that maintaining compliance with current requirements will not materially affect its financial position or results of operations.

  The Pennsylvania Department of Environmental Protection ("PaDEP") regulations governing ash disposal sites require, among other things, groundwater assessments of landfills if existing groundwater monitoring indicates the possibility of degradation. The assessments could lead to the installation of additional monitoring wells and if degradation of the groundwater is discovered, we would be required to develop abatement plans, which may include the lining of unlined sites. To date, the Homer City facilities' ash disposal site has not shown any signs that would require remediation. Management does not believe that the costs of maintaining and abandoning the ash disposal site will have a material impact on our results of operations or financial position.

  In connection with our purchase of the Homer City facilities on March 18, 1999, we acquired the Two Lick Creek Dam and Reservoir. Acid discharges from two inactive deep mines were being collected and partially treated on the reservoir property by a mining company before being pumped off the property for additional treatment at a nearby treatment plant. The mining company, which filed for bankruptcy, operated the collection and treatment system until May 1999, when its assets were allegedly depleted.

  The PaDEP initially advised us that we were potentially responsible for treating the discharges by virtue of our alleged ownership of the property of which the discharges allegedly emanated. Without any admission of our liability, we voluntarily agreed through a letter agreement to fund the operation of the treatment plant for an interim period while the agency continued its investigation. The cost of operating the treatment plant, which was initially approximately $11,000 per month, increased to $13,000 per month in 2000. The agency has recently notified us that we are responsible for treatment of one of the discharges. It has also advised the owner of the mineral rights and three former operators of the mine that they are liable and has requested them to cooperatively develop and implement a plan with us to treat the discharge. We estimate the cost of a passive treatment system to be approximately $750,000. The cost of operating a passive treatment system would be considerably less than the cost of operating the current treatment plant.

Statements of Financial Accounting Standards No. 133 and No. 138

  In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS")No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Statement establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. In June 2000, the Financial Accounting Standards Board issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." This statement addresses a limited number of issues causing implementation difficulties for entities applying SFAS No. 133. If certain conditions are met, a derivative may be specifically designated as (i) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (ii) a hedge of the exposure to variable cash flows of a forecasted transaction, or (iii) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. This Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company is currently evaluating the effects of this Statement.

                           CHESTNUT RIDGE ENERGY CO.
                              FINANCIAL STATEMENTS
                                 JUNE 30, 2000


                                      NOTE

  The financial statements of Chestnut Ridge Energy Co. are provided under Rule 3-10 of Regulation S-X as such securities represent a substantial portion of the collateral for Edison Mission Holdings Co.'s $830 million bonds.

                           CHESTNUT RIDGE ENERGY CO.
                                BALANCE SHEETS
                                (in thousands)

                                                                         (Unaudited)
                                                                           June 30,          December 31,
                                                                             2000               1999
                                                                         -----------         -----------
Assets

Current Assets
   Due from affiliate under tax sharing agreement                        $     77           $    416
                                                                         --------           --------
       Total current assets                                                    77                416
                                                                         --------           --------

Investment in EME Homer City Generation L.P.                              189,341            197,987
                                                                         --------           --------

Total Assets                                                             $189,418           $198,403
                                                                         ========           ========

Liabilities and Shareholder's Equity

Current Liabilities
   Due to affiliate                                                            --           $    184
                                                                         --------           --------
            Total current liabilities                                          --                184
                                                                         --------           --------

Deferred Taxes                                                              3,318              2,168
                                                                         --------           --------

Total Liabilities                                                           3,318              2,352
                                                                         --------           --------

Shareholder's Equity
   Common stock, $1 par value; 10,000 shares authorized;
     100 shares issued and outstanding                                         --                 --
   Additional paid-in capital                                             199,792            198,794
   Retained deficit                                                       (13,692)            (2,743)
                                                                         --------           --------

Total Shareholder's Equity                                                186,100            196,051
                                                                         --------           --------

Total Liabilities and Shareholder's Equity                               $189,418           $198,403
                                                                         ========           ========

   The accompanying notes are an integral part of these financial statements.

                           CHESTNUT RIDGE ENERGY CO.
                            STATEMENT OF OPERATIONS
                                (In thousands)


                                                                  (Unaudited)                (Unaudited)
                                                               Three Months Ended          Six Months Ended
                                                                     June 30,                   June 30,
                                                           ------------------------  --------------------------
                                                              2000          1999         2000           1999
                                                           ----------     ---------   ----------     ----------
Equity in loss from EME Homer City Generation L.P.          $(5,263)      $(14,517)   $ (8,646)       $(16,416)
Administrative and general expense                               --             70          --              70
Capital taxes                                                   203             --         813              --
                                                            -------       --------    --------        --------
Loss Before Income Taxes                                     (5,466)       (14,587)     (9,459)        (16,486)
Provision (Before) for Income Taxes                           1,903         (5,453)      1,490          (6,137)
                                                            -------       --------    --------        --------

Net Loss                                                    $(7,369)      $ (9,134)   $(10,949)       $(10,349)
                                                            =======       ========    ========        ========


  The accompanying notes are an integral part of these financial statements.

               CHESTNUT RIDGE ENERGY CO. STATEMENT OF CASH FLOWS
                                (in thousands)


                                                                                              (Unaudited)
                                                                                           Six Months Ended
                                                                                                June 30,
                                                                                      ----------------------------
                                                                                         2000              1999
                                                                                       --------          ---------
Cash Flows From Operating Activities:
   Net loss                                                                            $(10,949)         $ (10,349)
   Adjustments to reconcile net loss to net cash provided by operating activities:
       Deferred tax provision                                                             1,150                798
       Equity in loss from EME Homer City Generation L.P.                                 8,646             16,416
       (Increase) decrease in due from affiliate under tax sharing agreement                339             (6,936)
       (Decrease) increase in due to affiliate                                             (184)                70
                                                                                       --------          ---------
       Net cash provided by operating activities                                           (998)                (1)
                                                                                       --------          ---------

Cash Flows From Investing Activities:
   Investment in EME Homer City Generation L.P.                                              --           (270,575)
   Cash dividends from EME Homer City Generation L.P.                                        --             29,700
                                                                                       --------          ---------
       Net cash used by investing activities                                                 --           (240,875)
                                                                                       --------          ---------

Cash Flows From Financing Activities:
   Cash contribution                                                                        923            270,575
   Cash dividends                                                                            75            (29,699)
                                                                                       --------          ---------

       Net cash provided by financing activities                                            998            240,876
                                                                                       --------          ---------

Net increase in cash and cash equivalents                                                    --                 --
Cash and cash equivalents, beginning of period                                               --                 --
                                                                                       --------          ---------

Cash and cash equivalents, end of period                                               $     --          $     --
                                                                                       ========          =========


  The accompanying notes are an integral part of these financial statements.

                           CHESTNUT RIDGE ENERGY CO.
                         NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 2000


Note 1. General

     All adjustments, including recurring accruals, have been made that are necessary to present fairly the consolidated financial position and results of operations for the periods covered by this report. The results of operations for the six months ended June 30, 2000, are not necessarily indicative of the operating results for the full year.

     Chestnut Ridge Energy Co.'s significant accounting policies are described in Note 2 to our Consolidated Financial Statements as of December 31, 1999, included in the Edison Mission Holdings Co. Form S-4 filed with the Securities and Exchange Commission on June 12, 2000. We follow the same accounting policies for interim reporting purposes. This quarterly report should be read in connection with such financial statements.


Note 2. Investment in EME Homer City Generation L.P. ("HCGLP")

     We own a 99 percent limited partnership interest in HCGLP. As a limited partner, we do not have a controlling financial interest in HCGLP, in accordance with the provisions of the Accounting Principles Board Opinion No. 18, we account for our investment in HCGLP under the equity method. Accordingly the investment in HCGLP was recorded at cost with adjustments made to the carrying amount of the investment to recognize our share of the earnings, losses or distributions of HCGLP after the date of the investment. The following table presents summarized financial information for HCGLP:

                                                            Unaudited
                                                          (In Thousands)

                                    Three Months Ended June 30,    Six Months Ended June 30,
                                         2000           1999           2000          1999
                                         ----           ----           ----          ----
Operating revenues                       $95,677       $ 73,046       $192,999      $ 86,187
Operating expenses                        75,357         64,270        146,052        76,169
Income (loss) before
 Extraordinary Item                       (5,317)       (11,799)        (8,733)      (13,716)

Extraordinary Item                             -         (2,865)             -        (2,865)
Net income (loss)                         (5,317)       (14,664)        (8,733)      (16,581)

                        EME HOMER CITY GENERATION L.P.
                             FINANCIAL STATEMENTS
                                 JUNE 30, 2000


                                     NOTE


     The financial statements of EME Homer City Generation L.P. are provided under Rule 3-10 of Regulation S-X as such securities represent a substantial portion of the collateral for Edison Mission Holdings Co.'s $830 million bonds.

                        EME HOMER CITY GENERATION, L.P.
                                BALANCE SHEETS
                                (In thousands)

                                                      (Unaudited)
                                                       June 30,     December 31,
                                                         2000           1999
                                                      ----------    ------------
Assets

Current Assets
   Cash and cash equivalents                           $   45,024     $   44,454
   Due from affiliates                                     70,423         57,292
   Fuel inventory                                          30,017         21,336
   Spare parts inventory                                   23,360         23,349
   Other current assets                                     1,164          1,301
                                                       ----------     ----------
        Total current assets                              169,988        147,732
                                                       ----------     ----------

Property, Plant and Equipment                           1,978,098      1,899,555
   Less accumulated depreciation                           60,203         37,195
                                                       ----------     ----------
       Net property, plant and equipment                1,917,895      1,862,360
                                                       ----------     ----------

Deferred financing charges, net                            12,037         11,766
                                                       ----------     ----------

Total Assets                                           $2,099,920     $2,021,858
                                                       ==========     ==========

Liabilities and Partners' Equity

Current Liabilities
   Accounts payable                                    $   18,444     $    1,789
   Accrued liabilities                                     28,350         38,264
   Interest payable                                        56,007         34,648
                                                       ----------     ----------
        Total current liabilities                         102,801         74,701
                                                       ----------     ----------
Long-term debt to affiliate                             1,763,829      1,700,819
Deferred taxes                                             24,411         28,726
Benefits plans and other                                   17,625         17,625
                                                       ----------     ----------

Total Liabilities                                       1,908,666      1,821,871
                                                       ----------     ----------

Commitments and Contingencies (Note 2)

Partners' Equity                                          191,254        199,987
                                                       ----------     ----------

Total Liabilities and Partners' Equity                 $2,099,920     $2,021,858
                                                       ==========     ==========

  The accompanying notes are an integral part of these financial statements.

                        EME HOMER CITY GENERATION L.P.
                            STATEMENT OF OPERATIONS
                                (In thousands)


                                                                     (Unaudited)            (Unaudited)
                                                                 Three Months Ended      Six Months Ended
                                                                      June 30,               June 30,
                                                                ---------------------  ---------------------
                                                                  2000        2000       1999        1999
                                                                --------    --------   --------    --------
Operating Revenues from Marketing Affiliate
       Capacity revenues                                        $ 11,756    $  9,542   $ 21,829    $ 10,644
       Energy revenues                                            83,921      63,504    171,170      75,543
                                                                --------    --------   --------    --------
        Total operating revenues                                  95,677      73,046    192,999      86,187
                                                                --------    --------   --------    --------

Operating Expenses
       Fuel                                                       37,351      34,111     77,585      41,509
       Plant operations                                           26,314      19,040     45,467      21,185
       Depreciation                                               11,692      11,119     23,000      13,475
                                                                --------    --------   --------    --------
        Total operating expenses                                  75,357      64,270    146,052      76,169
                                                                --------    --------   --------    --------

Income from operations                                            20,320       8,776     46,947      10,018
                                                                --------    --------   --------    --------

Other Income (Expense)
       Interest and other income (expense)                         9,133      (2,839)    12,638      (2,842)
       Interest expense from affiliate                           (36,876)    (24,784)   (72,632)    (29,196)
                                                                --------    --------   --------    --------
        Total operating expenses                                 (27,743)    (27,623)   (59,994)    (32,038)
                                                                --------    --------   --------    --------

Loss Before Income Taxes and Extraordinary Loss                   (7,423)    (18,847)   (13,047)    (22,020)
Benefit of Income Taxes Before Extraordinary Loss                  2,106       7,048      4,314       8,304
                                                                --------    --------   --------    --------

Loss Before Extraordinary Loss                                    (5,317)    (11,799)    (8,733)    (13,716)

Extraordinary Loss on Early Extinguishment of Debt,
       Net of Income Tax Benefit of $2,081                            --      (2,865)        --      (2,865)
                                                                --------    --------   --------    --------
Net Loss                                                        $ (5,317)   $(14,664)  $ (8,733)   $(16,581)
                                                                ========    ========   ========    ========


  The accompanying notes are an integral part of these financial statements.

                        EME HOMER CITY GENERATION L.P.
                            STATEMENT OF CASH FLOWS
                                (In thousands)


                                                           (Unaudited)
                                                        Six Months Ended
                                                            June 30,
                                                     -----------------------
                                                       2000          1999
                                                     --------      --------
Cash Flows from Operating Activities:
   Net loss                                          $ (8,733)  $   (16,581)
   Adjustments to reconcile net loss to net cash
    provided by operating activities:
      Extraordinary loss on early extinguishment
       of debt, net of tax                                 --         2,865
      Depreciation and amortization                    23,647        13,835
      Deferred tax provision                           (4,315)        9,595
   Increase in due from affiliates                    (13,131)      (50,423)
   Increase in inventory                               (8,692)       (1,302)
   Decrease (increase) in other assets                    137          (742)
   Increase in accounts payable                        16,655        16,085
   (Decrease) increase in accrued liabilities          (9,914)       21,697
   Increase in interest payable                        21,359        24,551
   Increase in other liabilities                           --           659
                                                     --------   -----------
         Net cash provided by operating activities     17,013        20,239
                                                     --------   -----------

Cash Flows from Investing Activities:
   Purchase of Homer City facility                         --    (1,818,962)
   Capital expenditures                               (78,543)      (23,101)
                                                     --------   -----------
         Net cash used in investing activities        (78,543)   (1,842,063)
                                                     --------   -----------

Cash Flows from Financing Activities:
   Capital contribution from partners                      --       273,309
   Borrowings on long-term obligations                 63,010     2,423,630
   Repayments on debt obligations                          --      (800,000)
   Financing costs                                       (910)      (16,281)
   Cash dividends to partners                              --       (30,000)
                                                     --------   -----------
         Net cash provided by financing activities     62,100     1,850,658
                                                     --------   -----------

Net increase in cash                                      570        28,834
Cash and cash equivalents, beginning of period         44,454            --
                                                     --------   -----------

Cash and cash equivalents, end of period             $ 45,024   $    28,834
                                                     ========   ===========


  The accompanying notes are an integral part of these financial statements.

                        EME HOMER CITY GENERATION L.P.
                         NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 2000

Note 1. General

  All adjustments, including recurring accruals, have been made that are necessary to present fairly the consolidated financial position and results of operations for the periods covered by this report. The results of operations for the six months ended June 30, 2000, are not necessarily indicative of the operating results for the full year.

  EME Homer City Generation L.P.'s significant accounting policies are described in Note 2 to our Consolidated Financial Statements as of December 31, 1999, included in Edison Mission Holdings Co. Form S-4 filed with the Securities and Exchange Commission on June 12, 2000. We follow the same accounting policies for interim reporting purposes. This quarterly report should be read in connection with such financial statements.

Note 2. Commitments and Contingencies

  We have entered into separate transition contracts (the "Transition Contracts") with Pennsylvania Electric Company ("Penelec") and New York State Electric & Gas Corporation ("NYSEG"), pursuant to which EME Homer City Generation L.P. ("EME Homer City") may exercise a put option to sell certain quantities of capacity to Penelec and NYSEG, and Penelec and NYSEG may exercise call options to purchase certain quantities of capacity. The terms of the NYSEG Transition Contract and the Penelec Transition Contract continue until April 30, 2001 and May 31, 2001, respectively. EME Homer City has exercised a put option to sell 942 MW of capacity to Penelec for the period from March 18, 1999 through May 31, 2001 under the Penelec Transition Contract for a price of $49.90/MW-day from March 18, 1999 through May 31, 1999, $59.90/MW-day for the year ending May 31, 2000 and $77.40/MW-day for the year ending May 31, 2001. EME Homer City has also entered into contractual arrangements with NYSEG to sell 942 MW of capacity for the period from March 18, 1999 to May 31, 1999 for a price of $55.00/MW-day and sell 99 percent of the remaining installed capacity over the transition contracts through May 31, 2000 at a weighted average price of $65.00/MW-day.

  EME Homer City derives revenues from sales of electric energy. Pricing provisions are individually negotiated with customers by its marketing affiliate and may include fixed prices or prices based on a daily or monthly market index. EME Homer City may benefit from forward energy sales contracts entered into by its marketing affiliate depending on market conditions. At June 30, 2000, our affiliate had sold forward contracts to third parties for 8,712 GWh of energy for various periods from June 30, 2000 to December 31, 2001 at a weighted average price of $31.7/MWh. At June 30, 2000, our affiliate had sold call options to third parties for 956 GWh of energy for various periods from June 30, 2000 to December 31, 2001 at a weighted average price of $24.9/MWh.

Ash Disposal Site

  Pennsylvania Department of Environmental Protection ("PaDEP") regulations governing ash disposal sites require, among other things, groundwater assessments of landfills if existing groundwater monitoring indicates the possibility of degradation. The assessments could lead to the installation of additional monitoring wells and if degradation of the groundwater is discovered, we would be required to develop abatement plans, which may include the lining of unlined sites. To date, the facilities' ash disposal site has not shown any signs that would require abatement. Management does not believe that the costs of maintaining and abandoning the Ash Disposal Site will have a material impact on the our results of operations or financial position.

Two Lick Creek Reservoir Deep Mine Discharges

  In connection with its purchase of the facilities on March 18, 1999, we acquired the Two Lick Creek Dam and Reservoir. Acid discharges from two inactive deep mines were being collected and partially treated on the reservoir property by a mining company before being pumped off the property for additional treatment at a nearby treatment plant. The mining company, which filed for bankruptcy, operated the collection and treatment system until May 1999, when its assets were allegedly depleted.

  The PaDEP initially advised us that we were potentially responsible for treating the discharges by virtue of our alleged ownership of the property of which the discharges allegedly emanated. Without any admission of our liability, we voluntarily agreed through a letter agreement to fund the operation of the treatment plant for an interim period while the agency continued its investigation. The cost of operating the treatment plant, which was initially approximately $11,000 per month, increased to $13,000 per month in 2000. The agency has recently notified us that we are responsible for treatment of one of the discharges. It has also advised the owner of the mineral rights and three former operators of the mine that they are liable and has requested them to cooperatively develop and implement a plan with us to treat the discharge. We estimate the cost of a passive treatment system to be approximately $750,000. The cost of operating a passive treatment system would be considerably less than the cost of operating the current treatment plant.

Environmental Matters or Regulations

  We are subject to environmental regulation by federal, state, and local authorities in the United States and foreign regulatory authorities with jurisdiction over projects located outside the United States. We believe that as of the filing date of this report, we are in substantial compliance with environmental regulatory requirements and that maintaining compliance with current requirements will not materially affect our financial position or results of operations.

   We expect that the implementation of Clean Air Act Amendments will result in increased capital expenditures and operating expenses. For example, we expect to spend approximately $139 million for 2000 and $42 million in 2001 to install upgrades to the environmental controls at the facilities to control sulfur dioxide and nitrogen oxide emissions. We do not expect these capital expenditures and operating expenses to have a material effect on our financial position or results of operation.

Note 3. Supplemental Statements of Cash Flows Information

                                                         (In thousands)
                                                          (Unaudited)
Six months ended June 30,                              2000          1999
-------------------------                              ----          ----
Cash paid:
Interest                                            $54,534    $    9,972

Details of facility acquisition:
    Fair value of assets acquired                        --    $1,835,538
    Liabilities assumed                                  --        16,576
                                                   --------    ----------
    Net cash paid for acquisition                        --    $1,818,962

                           EDISON MISSION FINANCE CO.
                              FINANCIAL STATEMENTS
                                 JUNE 30, 2000

                                      NOTE

  The financial statements of Edison Mission Finance Co. are provided under Rule 3-10 of Regulation S-X as such securities represent a substantial portion of the collateral for Edison Mission Holdings Co.'s $830 million bonds.

                           EDISON MISSION FINANCE CO.
                                 BALANCE SHEETS
                                 (In thousands)

                                                                         (Unaudited)
                                                                          June 30,     December 31,
                                                                            2000           1999
                                                                         -----------   ------------
Assets
Current Assets:
   Interest receivable--EME Homer City Generation L.P.                   $   56,007     $   34,648
                                                                         ----------     ----------
        Total current assets                                                 56,007         34,648
                                                                         ----------     ----------

Other Assets:
   Loan receivable--EME Homer City Generation L.P.                        1,763,829      1,700,819
   Deferred taxes                                                                --          1,236
                                                                         ----------     ----------
Total Assets                                                             $1,819,836     $1,736,703
                                                                         ==========     ==========
Liabilities and Shareholder's Equity

Current Liabilities:
   Due to affiliates                                                     $   21,016     $   21,233
   Interest Payable--Edison Mission Holdings                                 19,967         18,433
                                                                         ----------     ----------
        Total current liabilities                                            40,983         39,666
                                                                         ----------     ----------
Other Liabilities
   Loan payable-Edison Mission Holdings                                     970,000        907,000
   Deferred taxes                                                            11,028             --
                                                                         ----------     ----------
Total Liabilities                                                         1,022,011        946,666
                                                                         ----------     ----------
Shareholder's Equity
   Common stock, $1 par value; 10,000 shares authorized;
       100 shares issued and outstanding                                         --             --
   Additional paid-in capital                                               759,884        759,874
   Retained earnings                                                         37,941         30,163
                                                                         ----------     ----------
Total Shareholder's Equity                                                  797,825        790,037
                                                                         ----------     ----------
Total Liabilities and Shareholder's Equity                               $1,819,836     $1,736,703
                                                                         ==========     ==========

   The accompanying notes are an integral part of these financial statements.

                           EDISON MISSION FINANCE CO.
                            STATEMENT OF OPERATIONS
                                 (In thousands)

                                          (Unaudited)           (Unaudited)
                                       Three Months Ended     Six Months Ended
                                            June 30,              June 30,
                                      --------------------  --------------------
                                          2000       1999       2000       1999
                                      --------   --------   --------   --------

Interest income from affiliate        $ 36,876   $ 29,731   $ 72,632   $ 34,143
Interest expense from affiliate        (20,824)   (14,243)   (40,703)   (16,290)
                                      --------   --------   --------   --------

Net interest income                     16,052     15,488     31,929     17,853
Operating expenses                         (17)       (75)       (33)       (76)
                                      --------   --------   --------   --------
Income Before Income Taxes              16,035     15,413     31,896     17,777
Provision for Income Taxes               6,166      6,103     12,264      7,039
                                      --------   --------   --------   --------
Net Income                            $  9,869   $  9,310   $ 19,632   $ 10,738
                                      ========   ========   ========   ========

   The accompanying notes are an integral part of these financial statements.

                           EDISON MISSION FINANCE CO.
                            STATEMENT OF CASH FLOWS
                                 (In thousands)


                                                                          (Unaudited)
                                                                       Six Months Ended
                                                                           June 30,
                                                                    ----------------------
                                                                      2000        1999
                                                                    --------   -----------
Cash Flows from Operating Activities:
   Net income                                                       $ 19,632   $    10,738
   Adjustments to reconcile net income to net cash provided by operating activities:
       Deferred tax provision                                         12,264          (440)
   Increase in interest receivable-EME Homer City Generation L.P.    (21,359)      (24,551)
   (Decrease) increase in due to affiliates                             (217)        7,555
   Increase in interest payable-Edison Mission Holdings                1,534         6,698
                                                                    --------   -----------
         Net cash provided by operating activities                    11,854            --
                                                                    --------   -----------
Cash Flows from Investing Activities:
   Issuance of subordinated loan-EME Homer City Generation L.P.           --    (1,635,000)
   Proceeds from repayment of subordinated loan-
       EME Homer City Generation L.P.                                     --       800,000
   Increase in subordinated revolving loan receivable-
       EME Homer City Generation L.P.                                (63,010)     (788,630)
                                                                    --------   -----------
         Net cash used in investing activities                       (63,010)   (1,623,630)
                                                                    --------   -----------
Cash Flows from Financing Activities:
   Cash contribution                                                      10       785,630
   Proceeds from subordinated loan-Edison Mission Holdings            63,000     1,638,000
   Repayment of subordinated loan-Edison Mission Holdings                 --      (800,000)
   Cash dividends                                                    (11,854)           --
                                                                    --------   -----------
         Net cash provided by financing activities                    51,156     1,623,630
                                                                    --------   -----------
Net increase in cash                                                      --            --
Cash and cash equivalents, beginning of period                            --            --
                                                                    --------   -----------
Cash and cash equivalents, end of period                            $     --   $        --
                                                                    ========   ===========

   The accompanying notes are an integral part of these financial statements.

                           EDISON MISSION FINANCE CO.
                         NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 2000


Note 1. General

     All adjustments, including recurring accruals, have been made that are necessary to present fairly the consolidated financial position and results of operations for the periods covered by this report. The results of operations for the six months ended June 30, 2000, are not necessarily indicative of the operating results for the full year.

     Edison Mission Finance Co.'s significant accounting policies are described in Note 2 to our Consolidated Financial Statements as of December 31, 1999, included in Edison Mission Holdings Form S-4 filed with the Securities and Exchange Commission on June 12, 2000. We follow the same accounting policies for interim reporting purposes. This quarterly report should be read in connection with such financial statements.

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

    Exhibit No.        Description
    -----------        -----------

        27         Financial Data Schedule

(b) Reports on Form 8-K

    No reports on Form 8-K were filed during the quarter ended June 30, 2000.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     Edison Mission Holdings Co.
                                     ---------------------------
                                             (Registrant)

Date: August 11, 2000                /s/ KEVIN M. SMITH
---------------------                ----------------------
                                         Kevin M. Smith
                                         Vice President