Form 10-Q
period 2000-09-30
EDISON MISSION HOLDINGS CO
filed 2000-11-14
CIK 1099532

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   Form 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended    September 30, 2000
                                     ---------------------------------------

                                    or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ___________ to ____________


                       Commission File Number 333-92047


                          Edison Mission Holdings Co.
             (Exact name of registrant as specified in its charter)

            California                                 33-0826940
  (State or other jurisdiction of          (I.R.S. Employer Identification No.)
   incorporation or organization)



   18101 Von Karman Avenue,  Suite 1700
          Irvine, California                               92612
  (Address of principal executive offices)               (Zip Code)

      Registrant's telephone number, including area code:  (949) 752-5588



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
     such filing requirements for the past 90 days.  YES   X   NO
                                                         -----    -----

     Number of shares outstanding of the registrant's Common Stock as of November 10, 2000: 100 shares (all shares held by an affiliate of the registrant).

                               TABLE OF CONTENTS


Item                                                                    Page
----                                                                    ----


                         PART I - Financial Information

1.  Financial Statements.............................................      1

2.  Management's Discussion and Analysis of Financial Condition and
    Results of Operations............................................      6


                          PART II - Other Information

6.  Exhibits and Reports on Form 8-K.................................     27


                                    PART III


    Signatures.......................................................     28

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                  EDISON MISSION HOLDINGS CO. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                             (Unaudited)
                                            September 30,       December 31,
                                                2000               1999
                                            ------------        -----------
Assets

Current Assets
   Cash and cash equivalents                  $  123,041        $   44,511
   Due from affiliates                            46,058            35,082
   Fuel inventory                                 14,508            21,336
   Spare parts inventory                          23,954            23,349
   Other current assets                            6,244             1,301
                                              ----------        ----------
     Total current assets                        213,805           125,579
                                              ----------        ----------


Property, Plant and Equipment                  1,999,075         1,899,955
   Less accumulated depreciation                  72,375            37,198
                                              ----------        ----------
     Net property, plant and equipment         1,926,700         1,862,757
                                              ----------        ----------

Other Assets
   Deferred financing charges, net                11,647            11,766
                                              ----------        ----------

Total Assets                                  $2,152,152        $2,000,102
                                              ==========        ==========


Liabilities and Shareholder's Equity

Current Liabilities
   Accounts payable                           $   12,865        $    1,789
   Accrued liabilities                            28,282            38,264
   Interest payable                               37,870            18,433
   Other current liabilities                       2,047                --
                                              ----------        ----------
      Total current liabilities                   81,064            58,486
                                              ----------        ----------

Long-term Debt                                   990,000           907,000
Deferred Taxes                                    53,751            28,924
Benefits Plans                                    17,625            17,625
                                              ----------        ----------

Total Liabilities                              1,142,440         1,012,035
                                              ----------        ----------

Commitments and Contingencies (Note 2)

Shareholder's Equity
   Common stock, no par value; 10,000 shares
    authorized; 100 shares issued and
    outstanding                                       --                --
   Additional paid-in-capital                    960,795           960,442
   Retained earnings                              48,917            27,625
                                              ----------        ----------

Total Shareholder's Equity                     1,009,712           988,067
                                              ----------        ----------

Total Liabilities and Shareholder's Equity    $2,152,152        $2,000,102
                                              ==========        ==========


  The accompanying notes are an integral part of these consolidated financial statements.

                  EDISON MISSION HOLDINGS CO. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                 (In thousands)

                                                           (Unaudited)             (Unaudited)
                                                       Three Months Ended       Nine Months Ended
                                                          September 30,           September 30,
                                                      ---------------------   ---------------------
                                                        2000        1999        2000        1999
                                                      --------    --------    --------    --------

Operating Revenues from Marketing Affiliate
   Capacity revenues                                  $ 14,906    $ 11,366    $ 36,735    $ 22,010
   Energy revenues                                     111,422     145,946     290,567     223,794
                                                      --------    --------    --------    --------
      Total operating revenues                         126,328     157,312     327,302     245,804
                                                      --------    --------    --------    --------

Operating Expenses
   Fuel                                                 47,430      42,882     125,015      84,391
   Plant operations                                     13,932      19,601      59,399      40,786
   Depreciation and amortization                        12,377      11,805      35,379      25,280
   Administrative and general                               41         256          99         542
                                                      --------    --------    --------    --------
      Total operating expenses                          73,780      74,544     219,892     150,999
                                                      --------    --------    --------    --------

Income from operations                                  52,548      82,768     107,410      94,805
                                                      --------    --------    --------    --------

Other Income (Expense)
   Interest and other income                             4,297         222       5,228         613
   Interest expense                                    (18,563)    (13,538)    (56,418)    (35,302)
                                                      --------    --------    --------    --------
      Total other expense                              (14,266)    (13,316)    (51,190)    (34,689)
                                                      --------    --------    --------    --------

Income Before Income Taxes and Extraordinary Loss       38,282      69,452      56,220      60,116
Provision for Income Taxes before Extraordinary Loss   (15,754)    (27,691)    (24,827)    (24,315)
                                                      --------    --------    --------    --------

Income Before Extraordinary Loss                        22,528      41,761      31,393      35,801
                                                      --------    --------    --------    --------

Extraordinary loss on early extinguishment of debt,         --      (2,865)         --      (2,865)
 net of income tax benefit of $2,081                  --------    --------    --------    --------

Net Income                                            $ 22,528    $ 38,896    $ 31,393    $ 32,936
                                                      ========    ========    ========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                  EDISON MISSION HOLDINGS CO. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)

                                                               (Unaudited)
                                                            Nine Months Ended
                                                              September 30,
                                                        -------------------------
                                                           2000           1999
                                                        ---------     -----------
Cash Flows From Operating Activities:
  Net income                                            $  31,393     $    32,936
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Extraordinary loss on early extinguishment of
     debt, net of tax                                          --           2,865
    Depreciation and amortization                          36,457          25,639
    Deferred tax provision                                 24,827          14,623
    Loss on asset disposal                                    760              --
  Increase in due from affiliates                         (10,976)        (18,972)
  Decrease (increase) in inventory                          6,223          (1,260)
  Increase in prepaid and other                            (4,943)         (1,376)
  Increase in accounts payable                             11,076           8,497
  (Decrease) increase in accrued liabilities               (9,982)         26,134
  Increase in interest payable                             19,437          24,856
  Increase in other liabilities                             2,047           1,349
                                                        ---------     -----------
    Net cash provided by operating activities             106,319         115,291
                                                        ---------     -----------

Cash Flows From Investing Activities:
  Purchase of Homer City facility                              --      (1,818,962)
  Capital expenditures                                   (100,090)        (75,601)
                                                        ---------     -----------
    Net cash used in investing activities                (100,090)     (1,894,563)
                                                        ---------     -----------

Cash Flows From Financing Activities:
  Capital contribution from parent                            353       1,066,916
  Borrowings on long-term obligations                      83,000         885,000
  Borrowings under Acquisition Facility                        --         800,000
  Repayments on debt obligations                               --        (800,000)
  Financing costs                                            (951)        (17,308)
  Cash dividends to parent                                (10,101)        (29,999)
                                                        ---------     -----------
    Net cash provided by financing activities              72,301       1,904,609
                                                        ---------     -----------

Net increase in cash and cash equivalents                  78,530         125,337
Cash and cash equivalents, beginning of period             44,511              --
                                                        ---------     -----------

Cash and cash equivalents, end of period                $ 123,041     $   125,337
                                                        =========     ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                 EDISON MISSION HOLDINGS CO. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 2000

Note 1. General

     All adjustments, including recurring accruals, have been made that are necessary to present fairly the consolidated financial position and results of operations for the periods covered by this report. The results of operations for the nine months ended September 30, 2000, are not necessarily indicative of the operating results for the full year.

     Our significant accounting policies are described in Note 2 to our Consolidated Financial Statements as of December 31, 1999, included in our Form S-4 filed with the Securities and Exchange Commission on June 12, 2000. We follow the same accounting policies for interim reporting purposes. This quarterly report should be read in connection with such financial statements.

Note 2. Commitments and Contingencies

     EME Homer City derives revenues from sales of electric energy and capacity. Pricing provisions are individually negotiated with customers by its marketing affiliate and may include fixed prices or prices based on a daily or monthly market index. EME Homer City may benefit from forward energy sales contracts entered into by its marketing affiliate depending on market conditions. At September 30, 2000, our affiliate had:

 .    sold forward contracts to third parties for 6,259 GWh of energy for various periods from September 30, 2000 to December 31, 2001 at a weighted average price of $31.9/MWh.

 .    sold call options to third parties for 753 GWh of energy for various periods from September 30, 2000 to December 31, 2001 at a weighted average price of $32.1/MWh.

Under the contract with our marketing affiliate, we receive the net transaction price from forward energy sales contracts and receive the benefit or pay the obligation related to financial transactions entered into by the marketing affiliate and designated on our behalf.

     We have entered into a transition contract with Pennsylvania Electric Company ("Penelec Transition Contract"), pursuant to which EME Homer City Generation L.P. ("EME Homer City") may exercise a put option to sell certain quantities of capacity to Penelec, and Penelec may exercise call options to purchase certain quantities of capacity. The terms of the Penelec Transition Contract continue until May 31, 2001, respectively. EME Homer City has exercised a put option to sell 942 MW of capacity to Penelec for the period from March 18, 1999 through May 31, 2001 under the Penelec Transition Contract for a price of $49.90/MW-day from March 18, 1999 through May 31, 1999, $59.90/MW-day for the year ending May 31, 2000 and $77.40/MW-day for the year ending May 31, 2001. We have also entered into capacity contracts for the majority of our remaining capacity for an average price of $72.87/MW-day.

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

     The PaDEP initially advised us that we were potentially responsible for treating the discharges by virtue of our alleged ownership of the property of which the discharges allegedly emanated. Without any admission of our liability, we voluntarily agreed through a letter agreement to fund the operation of the treatment plant for an interim period while the agency continued its investigation. The cost of operating the treatment plant, which was initially approximately $11,000 per month, increased to $13,000 per month in 2000. The agency has recently notified us that we are responsible for treatment of one of the discharges. It has also advised the owner of the mineral rights and three former operators of the mine that they are liable and has requested them to cooperatively develop and implement a plan with us to treat the discharge. We estimate the cost of a passive treatment system to be approximately $1.0 million. The cost of operating a passive treatment system would be considerably less than the cost of operating the current treatment plant.

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

     We expect that the implementation of Clean Air Act Amendments will result in increased capital expenditures and operating expenses. For example, we expect to spend approximately $140 million in 2000 and $46 million in 2001 to install upgrades to the environmental controls at the Homer City facilities to control sulfur dioxide and nitrogen oxide emissions. We do not expect these capital expenditures and operating expenses to have a material effect on our financial position or results of operation.

Credit Support

     We provide credit support for an affiliate that enters into various electric energy transactions, including futures and swap agreements. These credit support guarantees are not subordinate to the bonds and are senior unsecured obligations of Edison Mission Holdings. At September 30, 2000, we provided guarantees totaling $178.4 million as credit support for financial and energy contracts entered into by affiliates. This guarantee provides that we will perform the obligations of affiliates in the event of non-performance by them. We could be exposed to the risk of higher electric energy prices in the event of non-performance by a counter party. However, we do not anticipate non-performance by a counter party and the marketing affiliate. Total amounts due at September 30, 2000 from third parties from sales made by the marketing affiliate were $54.2 million.


Note 3. Supplemental Statements of Cash Flows Information

                                                                (In thousands)
                                                                  (Unaudited)
 Nine months ended September 30,                              2000         1999
--------------------------------                             ------       ------
Cash paid:
Interest                                                    $48,587      $10,191


Details of facility acquisition:
    Fair value of assets acquired                                --   $1,835,538
    Liabilities assumed                                          --       16,576
                                                           --------  -----------
    Net cash paid for acquisition                                --   $1,818,962

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

RESULTS OF OPERATIONS

     The results of operations for the nine months ended September 30, 1999 represent operations from the acquisition date of the Homer City facilities, March 18, through September 30, 1999 (we refer to this as the "short 1999 period"). Accordingly, during the nine months ended September 30, 1999 we did not have a full nine months of operations that are comparable to the nine months ended September 30, 2000.

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

Operating Revenues

     Revenues decreased $30.9 million and increased $81.5 million for the third quarter and nine months ended September 30, 2000, respectively, compared with the corresponding periods of 1999 primarily due to lower energy and capacity prices, and, with respect to the prior year nine month period, the impact of the short 1999 period. Revenues primarily consist of energy revenue of $111.4 million and $290.5 million and capacity revenue of $14.9 million and $36.7 million for the quarter and nine months ended September 30, 2000, respectively. These sales were made through a contract with a marketing affiliate, which
enables the affiliate to engage in forward sales and hedging transactions.   The
Homer City facilities generated 3,525 and 9,595 GWhr of electricity in the third quarter and nine months ended September 30, 2000, respectively. Revenues for the quarter and period from acquisition to September 30, 1999 were $157.3 million and $245.8 million, respectively, which primarily consist of energy revenue of $145.9 million and $223.8 million and capacity revenue of $11.4 million and $22.0 million, respectively. The Homer City facilities generated 3,498 GWhr and 6,973 GWhr of electricity in the third quarter of 1999 and the short 1999 period, respectively. The availability factor for the nine months ended September 30, 2000 was 84.1% compared to 85% during the short 1999 period.

     Due to warmer weather during the summer months, electric revenues generated from the Homer City facilities are usually higher during the third quarter of each year.

Operating Expenses

     Operating expenses consist of expenses for fuel, plant operations, depreciation and amortization and administrative and general expenses. Fuel expense was $47.4 million and $125 million, including $42.5 million and $116.5 million of coal, for the third quarter and nine months ended September 30, 2000, respectively. Fuel expense was $42.9 million and $84.4 million, including $42.7 million and $84.0 million of coal, for the third quarter of 1999 and the short 1999 period, respectively. The Homer City units benefit from access by truck to significant native coal reserves located within the western Pennsylvania portion of the North Appalachian region. Up to 95% of the coal used by Units 1 and 2 is supplied under existing contracts with regional mines which are located within 50 miles of the facility, while the remainder is purchased on the spot market. The coal for these units is cleaned by the coal cleaning facility to reduce sulfur content. Unit 3 utilizes lower sulfur coal which is blended at an on-site coal blending facility.

     Plant operations expense decreased $5.7 million and increased $18.6 million in the third quarter and nine month period ended September 30, 2000 million from the third quarter of 1999 and the short 1999 period due to lower maintenance expenses incurred during planned outages in 2000 and, with respect to the prior year nine month period, the impact of the short 1999 period.

     Depreciation and amortization expense was $12.4 million and $35.4 million for the quarter and nine months ended September 30, 2000 and $11.8 and $25.3 million for the quarter ended September 30, 1999 and the short 1999 period. Depreciation expense primarily relates to the acquisition of the Homer City facilities, which is being depreciated over thirty-nine years.

Other Income (Expense)

     Interest expense for the third quarter and the nine-month period ended September 30, 2000 was $18.6 million and $56.4 million, which primarily consists of interest on the $830 million bonds. Interest expense for the third quarter ended September 30, 1999 and the short 1999 period was $13.5 million and $35.3 million, primarily related to interest on $800 million term loan that was subsequently refinanced with the $830 million bonds.

Extraordinary Loss

     The early repayment of the $800 million term loan in May 1999 resulted in an extraordinary loss of $2.9 million, net of income tax benefit of $2.1 million, attributable to the write-off of unamortized debt issue costs.

Provision (Benefit) for Income Taxes

     We had an estimated annual effective tax rate of 44% for the first nine months of 2000. The effective tax rate was higher than the federal statutory rate of 35% due to state income taxes.

LIQUIDITY AND CAPITAL EXPENDITURES

     Net cash provided by Operating Activities for the nine month period ended September 30, 2000 was $106.3 million. Net cash provided by Operating Activities for the period from acquisition to September 30, 1999 was $115.3 million. The decrease in cash flow was due primarily to an increase in working capital requirements.

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

     On May 27, 1999, we completed a private offering of $300 million aggregate principal amount of the Series A bonds and $530 million aggregate principal amount of the Series B bonds. The net proceeds of the sale of the bonds were used to repay the outstanding principal of, and to permanently reduce the bank commitments associated with the term loans, and to repay a portion of Edison Mission Energy's equity investment in us in the form of a distribution. We intend to use amounts available under the $250 million five-year term loan facility to fund the environmental capital improvements to the Homer City units; we had drawn $160 million under the facility at September 30, 2000. We may use amounts available under the $50 million five-year revolving credit facility for general working capital purposes. All outstanding amounts under the $50 million five-year revolving credit facility will be repaid each year on the anniversary of the issuance of the bonds. As of September 30, 2000, there were no outstanding amounts under the $50 million five-year revolving credit facility. Under specified conditions, we may have access to additional liquidity in a debt service reserve account and under a credit support guarantee provided by Edison Mission Energy.

     We intend to invest approximately $258 million for the environmental capital improvements to the Homer City units, including a selective catalytic reduction system on all three units and a flue gas desulfurization system on Unit 3, under a fixed price, turnkey engineering, procurement and construction contract. The selective catalytic reduction system on Unit 2 is expected to be ready for service in December 2000, the selective catalytic reduction systems on Units 1 and 3 are expected to be ready for service by May 2001 and the flue gas desulfurization system is expected to be ready for service by September 2001. Capital expenditures for the nine month period ended September 30, 2000 and 1999 were $100.1 million and $75.6 million, respectively, primarily related to the flue gas desulfurization system on Unit 3 and the selective catalytic reduction systems. The environmental improvements will enhance the economics of the Homer City units by reducing fuel costs, nitrogen oxide allowance purchases and sulfur dioxide allowance purchases. We expect capital expenditures for environmental capital improvements to the Homer City facility to be $140 million for 2000 and $46 million for 2001.

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

     EME Homer City derives revenues from sales of electric energy and capacity. Pricing provisions are individually negotiated with customers by its marketing affiliate and may include fixed prices or prices based on a daily or monthly market index. EME Homer City may benefit from forward energy sales contracts entered into by its marketing affiliate depending on market conditions. At September 30, 2000, our affiliate had:

     . sold forward contracts to third parties for 6,259 GWh of energy for various periods from September 30, 2000 to December 31, 2001 at a weighted average price of $31.9/MWh.

     . sold call options to third parties for 753 GWh of energy for various periods from September 30, 2000 to December 31, 2001 at a weighted average price of $32.1/MWh.

Under the contract with our marketing affiliate, we receive the net transaction price from forward energy sales contracts and receive the benefit or pay the obligation related to financial transactions entered into by the marketing affiliate and designated on our behalf.

     We have entered into a transition contract with Pennsylvania Electric Company ("Penelec Transition Contract"), pursuant to which EME Homer City Generation L.P. ("EME Homer City") may exercise a put option to sell certain quantities of capacity to Penelec, and Penelec may exercise call options to purchase certain quantities of capacity. The terms of the Penelec Transition Contract continue until May 31, 2001, respectively. EME Homer City has exercised a put option to sell 942 MW of capacity to Penelec for the period from March 18, 1999 through May 31, 2001 under the Penelec Transition Contract for a price of $49.90/MW-day from March 18, 1999 through May 31, 1999, $59.90/MW-day for the year ending May 31, 2000 and $77.40/MW-day for the year ending May 31, 2001. We have also entered into capacity contracts for the majority of our remaining capacity for an average price of $72.87/MW-day.

     We provide credit support for an affiliate that enters into various electric energy transactions, including futures and swap agreements. These credit support guarantees are not subordinate to the bonds and are senior unsecured obligations of Edison Mission Holdings. At September 30, 2000, we provided guarantees totaling $178.4 million as credit support for financial and energy contracts entered into by affiliates. This guarantee provides that we will perform the obligations of affiliates in the event of non-performance by them. We could be exposed to the risk of higher electric energy prices in the event of non-performance by a counter party. However, we do not anticipate non-performance by a counter party and the marketing affiliate. Total amounts due at September 30, 2000 from third parties from sales made by the marketing affiliate were $54.2 million.


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

     The PaDEP initially advised us that we were potentially responsible for treating the discharges by virtue of our alleged ownership of the property of which the discharges allegedly emanated. Without any admission of our liability, we voluntarily agreed through a letter agreement to fund the operation of the treatment plant for an interim period while the agency continued its investigation. The cost of operating the treatment plant, which was initially approximately $11,000 per month, increased to $13,000 per month in 2000. The agency has recently notified us that we are responsible for treatment of one of the discharges. It has also advised the owner of the mineral rights and three former operators of the mine that they are liable and has requested them to cooperatively develop and implement a plan with us to treat the discharge. We estimate the cost of a passive treatment system to be approximately $1.0 million. The cost of operating a passive treatment system would be considerably less than the cost of operating the current treatment plant.

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

                           CHESTNUT RIDGE ENERGY CO.
                             FINANCIAL STATEMENTS
                              SEPTEMBER 30, 2000


                                     NOTE

     The financial statements of Chestnut Ridge Energy Co. are provided under Rule 3-10 of Regulation S-X as such securities represent a substantial portion of the collateral for Edison Mission Holdings Co.'s $830 million bonds.

                           CHESTNUT RIDGE ENERGY CO.
                                BALANCE SHEETS
                                (in thousands)

                                                           (Unaudited)
                                                           September 30,   December 31,
                                                               2000          1999
                                                             --------      --------
Assets

Current Assets
   Due from affiliate under tax sharing agreement            $     77      $    416
                                                             --------      --------
       Total current assets                                        77           416
                                                             --------      --------

Investment in EME Homer City Generation L.P.                  202,779       197,987
                                                             --------      --------

Total Assets                                                 $202,856      $198,403
                                                             ========      ========

Liabilities and Shareholder's Equity

Current Liabilities
   Due to affiliate                                          $     --      $    184
                                                             --------      --------
       Total current liabilities                                   --           184
                                                             --------      --------

Deferred Taxes                                                  3,971         2,168
                                                             --------      --------

Total Liabilities                                               3,971         2,352
                                                             --------      --------

Shareholder's Equity
 Common stock, $1 par value; 10,000 shares authorized;
   100 shares issued and outstanding                               --            --
 Additional paid-in capital                                   199,993       198,794
 Retained deficit                                              (1,108)       (2,743)
                                                             --------      --------

Total Shareholder's Equity                                    198,885       196,051
                                                             --------      --------

Total Liabilities and Shareholder's Equity                   $202,856      $198,403
                                                             ========      ========




   The accompanying notes are an integral part of these financial statements.

                           CHESTNUT RIDGE ENERGY CO.
                            STATEMENT OF OPERATIONS
                                 (In thousands)


                                                            (Unaudited)              (Unaudited)
                                                        Three Months Ended        Nine Months Ended
                                                           September 30,            September 30,
                                                      -----------------------   ----------------------
                                                         2000         1999         2000         1999
                                                       -------       -------      -------      -------


Equity in income from EME Homer City Generation L.P.   $13,437       $28,883       $4,792      $12,467
Administrative and general expense                          --            60           --          130
Capital taxes                                              201            --        1,015           --
                                                       -------       -------       ------     --------
Income Before Income Taxes                              13,236        28,823        3,777       12,337
Provision for Income Taxes                                 652        12,811        2,142        6,674
                                                       -------       -------       ------      -------

Net Income                                             $12,584       $16,012       $1,635      $ 5,663
                                                       =======       =======       ======      =======




   The accompanying notes are an integral part of these financial statements.

                           CHESTNUT RIDGE ENERGY CO.
                            STATEMENT OF CASH FLOWS
                                 (In thousands)


                                                                             (Unaudited)
                                                                          Nine Months Ended
                                                                             September 30,
                                                                      ---------------------------
                                                                       2000               1999
                                                                     --------           ---------

Cash Flows From Operating Activities:
  Net income                                                          $ 1,635           $   5,663
  Adjustments to reconcile net income to net cash provided by operating activities:
       Deferred tax provision                                           1,802               1,483
       Equity in income from EME Homer City Generation L.P.            (7,005)            (12,467)
       Decrease in due from affiliate under tax sharing agreement         339               5,190
       (Decrease) increase in due to affiliate                           (184)                130
                                                                      -------           ---------
       Net cash used in operating activities                           (3,413)                 (1)
                                                                      -------           ---------

Cash Flows From Investing Activities:
   Investment in EME Homer City Generation L.P.                         2,214            (270,576)
   Cash dividends from EME Homer City Generation L.P.                      --              29,700
                                                                      -------           ---------
       Net cash provided by/(used in) investing activities              2,214            (240,876)
                                                                      -------           ---------

Cash Flows From Financing Activities:
   Cash contribution                                                    1,124             270,576
   Cash dividends                                                          75             (29,699)
                                                                      -------           ---------

       Net cash provided by financing activities                        1,199             240,877
                                                                      -------           ---------

Net increase in cash and cash equivalents                                  --                  --
Cash and cash equivalents, beginning of period                             --                  --
                                                                      -------           ---------

Cash and cash equivalents, end of period                              $    --           $      --
                                                                      ========          =========




   The accompanying notes are an integral part of these financial statements.

                           CHESTNUT RIDGE ENERGY CO.
                         NOTES TO FINANCIAL STATEMENTS
                              SEPTEMBER 30, 2000


Note 1. General

          All adjustments, including recurring accruals, have been made that are necessary to present fairly the consolidated financial position and results of operations for the periods covered by this report. The results of operations for the nine months ended September 30, 2000, are not necessarily indicative of the operating results for the full year.

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

                                                      Unaudited (In Thousands)

                                    Three Months Ended September 30,  Nine Months Ended September 30,
                                            2000         1999                2000         1999
                                          --------     --------            --------     --------
Operating revenues                        $130,487     $158,142            $323,486     $244,329
Operating expenses                          73,738       74,288             219,791      150,457
Income (loss) before
 Extraordinary Item                         13,573       32,041               4,840       15,459

Extraordinary Item                               -       (2,865)                  -       (2,865)
Net income (loss)                           13,573       29,176               4,840       12,594

                        EME HOMER CITY GENERATION L.P.
                             FINANCIAL STATEMENTS
                              SEPTEMBER 30, 2000


                                     NOTE


  The financial statements of EME Homer City Generation L.P. are provided under Rule 3-10 of Regulation S-X as such securities represent a substantial portion of the collateral for Edison Mission Holdings Co.'s $830 million bonds.

                        EME HOMER CITY GENERATION L.P.
                                BALANCE SHEETS
                                (In thousands)

                                                        (Unaudited)
                                                        September 30,       December 31,
                                                             2000               1999
                                                        ------------        ------------
Assets

Current Assets
   Cash and cash equivalents                              $  122,983         $   44,454
   Due from affiliates                                        66,860             57,292
   Fuel inventory                                             14,508             21,336
   Spare parts inventory                                      23,954             23,349
   Other current assets                                        6,244              1,301
                                                          ----------         ----------
        Total current assets                                 234,549            147,732
                                                          ----------         ----------

Property, Plant and Equipment                              1,998,675          1,899,555
   Less accumulated depreciation                              72,369             37,195
                                                          ----------         ----------
       Net property, plant and equipment                   1,926,306          1,862,360
                                                          ----------         ----------

Deferred financing charges, net                               11,647             11,766
                                                          ----------         ----------

Total Assets                                              $2,172,502         $2,021,858
                                                          ==========         ==========


Liabilities and Partners' Equity

Current Liabilities
   Accounts payable                                       $   12,865         $    1,789
   Accrued liabilities                                        28,278             38,264
   Interest payable                                           89,656             34,648
   Other current liabilities                                   2,047                 --
                                                          ----------         ----------
        Total current liabilities                            132,846             74,701
                                                          ----------         ----------
Long-term debt to affiliate                                1,783,829          1,700,819
Deferred taxes                                                33,375             28,726
Benefits plans and other                                      17,625             17,625
                                                          ----------         ----------

Total Liabilities                                          1,967,675          1,821,871
                                                          ----------         ----------

Commitments and Contingencies (Note 2)

Partners' Equity                                             204,827            199,987
                                                          ----------         ----------

Total Liabilities and Partners' Equity                    $2,172,502         $2,021,858
                                                          ==========         ==========




   The accompanying notes are an integral part of these financial statements.

                        EME HOMER CITY GENERATION L.P.
                            STATEMENT OF OPERATIONS
                                (In thousands)


                                                                       (Unaudited)             (Unaudited)
                                                                   Three Months Ended       Nine Months Ended
                                                                      September 30,           September 30,
                                                                  ---------------------   ----------------------
                                                                    2000        1999         2000        1999
                                                                  --------    --------    ---------    --------
Operating Revenues from Marketing Affiliate
       Capacity revenues                                          $ 14,906    $ 11,366     $ 36,735    $ 22,010
       Energy revenues                                             115,581     146,776      286,751     222,319
                                                                  --------    --------    ---------    --------
            Total operating revenues                               130,487     158,142      323,486     244,329
                                                                  --------    --------    ---------    --------
Operating Expenses
       Fuel                                                         47,429      42,882      125,015      84,391
       Plant operations                                             13,932      19,601       59,399      40,786
       Depreciation                                                 12,377      11,805       35,377      25,280
                                                                  --------    --------    ---------    --------
            Total operating expenses                                73,738      74,288      219,791     150,457
                                                                  --------    --------    ---------    --------

Income from operations                                              56,749      83,854      103,695      93,872
                                                                  --------    --------    ---------    --------

Other Income (Expense)
       Interest and other income (expense)                           2,424      (1,019)      15,062      (3,861)
       Interest expense from affiliate                             (36,636)    (29,430)    (109,268)    (63,573)
                                                                  --------    --------    ---------    --------
            Total other expense                                    (34,212)    (30,449)     (94,206)    (67,434)
                                                                  --------    --------    ---------    --------

Income Before Income Taxes and Extraordinary Loss                   22,537      53,405        9,489      26,438
Provision for Income Taxes Before Extraordinary Loss                (8,964)    (21,364)      (4,649)    (10,979)
                                                                  --------    --------    ---------    --------

Income Before Extraordinary Loss                                    13,573      32,041        4,840      15,459

Extraordinary Loss on Early Extinguishment of Debt, Net of              --      (2,865)          --      (2,865)
 Income Tax Benefit of $2,081                                     --------    --------    ---------    --------

Net Income                                                        $ 13,573    $ 29,176    $   4,840    $ 12,594
                                                                  ========    ========    =========    ========



  The accompanying notes are an integral part of these financial statements.

                         EME HOMER CITY GENERATION L.P.
                            STATEMENT OF CASH FLOWS
                                (In thousands)


                                                             (Unaudited)
                                                          Nine Months Ended
                                                            September 30,
                                                      -------------------------
                                                         2000          1999
                                                      ---------    -----------
Cash Flows from Operating Activities:
   Net income                                         $   4,840    $    12,594
   Adjustments to reconcile net income to net cash
    provided by operating activities:
      Extraordinary loss on early extinguishment
       of debt, net of tax                                   --          2,865
      Depreciation and amortization                      35,384         25,640
      Deferred tax provision                              4,649         15,457
      Loss on asset disposal                                760             --
   Increase in due from affiliates                       (9,568)       (34,102)
   Decrease (increase) in inventory                       6,223         (1,260)
   Increase in prepaid and other                         (4,943)        (1,376)
   Increase in accounts payable                          11,077          8,497
   (Decrease) increase in accrued liabilities            (9,986)        26,134
   Increase in interest payable                          55,007         58,802
   Increase in other liabilities                          2,047          1,349
                                                      ---------    -----------
         Net cash provided by operating activities       95,490        114,600
                                                      ---------    -----------
Cash Flows from Investing Activities:
   Purchase of Homer City facility                           --     (1,818,962)
   Capital expenditures                                (100,090)       (75,601)
                                                      ---------    -----------
         Net cash used in investing activities         (100,090)    (1,894,563)
                                                      ---------    -----------
Cash Flows from Financing Activities:
   Capital contribution from partners                        --        273,309
   Borrowings on long-term obligations                   83,010      2,479,246
   Repayments on debt obligations                            --       (800,000)
   Financing costs                                          119        (17,308)
   Cash dividends to partners                                --        (30,000)
                                                      ---------    -----------
         Net cash provided by financing activities       83,129      1,905,247
                                                      ---------    -----------

Net increase in cash                                     78,529        125,284
Cash and cash equivalents, beginning of period           44,454             --
                                                      ---------    -----------

Cash and cash equivalents, end of period              $ 122,983    $   125,284
                                                      =========    ===========


  The accompanying notes are an integral part of these financial statements.

                        EME HOMER CITY GENERATION L.P.
                         NOTES TO FINANCIAL STATEMENTS
                              SEPTEMBER 30, 2000

Note 1. General

     All adjustments, including recurring accruals, have been made that are necessary to present fairly the consolidated financial position and results of operations for the periods covered by this report. The results of operations for the nine months ended September 30, 2000, are not necessarily indicative of the operating results for the full year.

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


Note 2. Commitments and Contingencies

     EME Homer City derives revenues from sales of electric energy and capacity. Pricing provisions are individually negotiated with customers by its marketing affiliate and may include fixed prices or prices based on a daily or monthly market index. EME Homer City may benefit from forward energy sales contracts entered into by its marketing affiliate depending on market conditions. At September 30, 2000, our affiliate had:

 .    sold forward contracts to third parties for 6,259 GWh of energy for various periods from September 30, 2000 to December 31, 2001 at a weighted average price of $31.9/MWh.

 .    sold call options to third parties for 753 GWh of energy for various periods from September 30, 2000 to December 31, 2001 at a weighted average price of $32.1/MWh.

Under the contract with our marketing affiliate, we receive the net transaction price from forward energy sales contracts and receive the benefit or pay the obligation related to financial transactions entered into by the marketing affiliate and designated on our behalf.

     We have entered into a transition contract with Pennsylvania Electric Company ("Penelec Transition Contract"), pursuant to which EME Homer City Generation L.P. ("EME Homer City") may exercise a put option to sell certain quantities of capacity to Penelec, and Penelec may exercise call options to purchase certain quantities of capacity. The terms of the Penelec Transition Contract continue until May 31, 2001, respectively. EME Homer City has exercised a put option to sell 942 MW of capacity to Penelec for the period from March 18, 1999 through May 31, 2001 under the Penelec Transition Contract for a price of $49.90/MW-day from March 18, 1999 through May 31, 1999, $59.90/MW-day for the year ending May 31, 2000 and $77.40/MW-day for the year ending May 31, 2001. We have also entered into capacity contracts for the majority of our remaining capacity for an average price of $72.87/MW-day.

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

     The PaDEP initially advised us that we were potentially responsible for treating the discharges by virtue of our alleged ownership of the property of which the discharges allegedly emanated. Without any admission of our liability, we voluntarily agreed through a letter agreement to fund the operation of the treatment plant for an interim period while the agency continued its investigation. The cost of operating the treatment plant, which was initially approximately $11,000 per month, increased to $13,000 per month in 2000. The agency has recently notified us that we are responsible for treatment of one of the discharges. It has also advised the owner of the mineral rights and three former operators of the mine that they are liable and has requested them to cooperatively develop and implement a plan with us to treat the discharge. We estimate the cost of a passive treatment system to be approximately $1.0 million. The cost of operating a passive treatment system would be considerably less than the cost of operating the current treatment plant.

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

     We expect that the implementation of Clean Air Act Amendments will result in increased capital expenditures and operating expenses. For example, we expect to spend approximately $140 million for 2000 and $46 million in 2001 to install upgrades to the environmental controls at the facilities to control sulfur dioxide and nitrogen oxide emissions. We do not expect these capital expenditures and operating expenses to have a material effect on our financial position or results of operation.

Note 3. Supplemental Statements of Cash Flows Information

                                                          (In thousands)
                                                           (Unaudited)
 Nine months ended September 30,                         2000      1999
--------------------------------                        ------    ------
Cash paid:
Interest                                             $60,063      $10,705

Details of facility acquisition:
    Fair value of assets acquired                         --   $1,835,538
    Liabilities assumed                                   --       16,576
                                                     --------  ----------
    Net cash paid for acquisition                         --   $1,818,962

                          EDISON MISSION FINANCE CO.
                             FINANCIAL STATEMENTS
                              SEPTEMBER 30, 2000


                                     NOTE


     The financial statements of Edison Mission Finance Co. are provided under Rule 3-10 of Regulation S-X as such securities represent a substantial portion of the collateral for Edison Mission Holdings Co.'s $830 million bonds.

                           EDISON MISSION FINANCE CO.
                                 BALANCE SHEETS
                                 (In thousands)

                                                                 (Unaudited)
                                                                September 30,          December 31,
                                                                    2000                  1999
                                                                ------------          ------------
Assets

Current Assets:
   Interest receivable--EME Homer City Generation L.P.           $   89,655             $   34,648
                                                                 ----------             ----------
        Total current assets                                         89,655                 34,648
                                                                 ----------             ----------
Other Assets:
   Loan receivable--EME Homer City Generation L.P.                1,783,830              1,700,819
   Deferred taxes                                                        --                  1,236
                                                                 ----------             ----------
Total Assets                                                     $1,873,485             $1,736,703
                                                                 ==========             ==========
Liabilities and Shareholder's Equity

Current Liabilities:
   Due to affiliates                                             $   21,016             $   21,233
   Interest Payable--Edison Mission Holdings                         37,870                 18,433
                                                                 ----------             ----------
        Total current liabilities                                    58,886                 39,666
                                                                 ----------             ----------
Other Liabilities
   Loan payable--Edison Mission Holdings                            990,000                907,000
   Deferred taxes                                                    17,167                     --
                                                                 ----------             ----------
Total Liabilities                                                 1,066,053                946,666
                                                                 ----------             ----------
Shareholder's Equity
   Common stock, $1 par value; 10,000 shares authorized;
       100 shares issued and outstanding                                 --                     --
   Additional paid--in capital                                      759,885                759,874
   Retained earnings                                                 47,547                 30,163
                                                                 ----------             ----------
Total Shareholder's Equity                                          807,432                790,037
                                                                 ----------             ----------
Total Liabilities and Shareholder's Equity                       $1,873,485             $1,736,703
                                                                 ==========             ==========




   The accompanying notes are an integral part of these financial statements.

                           EDISON MISSION FINANCE CO.
                            STATEMENT OF OPERATIONS
                                 (In thousands)



                                           (Unaudited)             (Unaudited)
                                       Three Months Ended       Nine Months Ended
                                          September 30,           September 30,
                                      ---------------------   ----------------------
                                        2000        1999         2000        1999
                                      --------    --------     --------    --------
Interest income from affiliate        $ 36,636    $ 34,376     $109,268    $ 68,519
Interest expense from affiliate        (20,649)    (18,283)     (61,351)    (34,573)
                                      --------    --------     --------    --------

Net interest income                     15,987      16,093       47,917      33,946
Operating expenses                         (17)        (76)         (51)       (152)
                                      --------    --------     --------    --------

Income Before Income Taxes              15,970      16,017       47,866      33,794
Provision for Income Taxes               6,140       6,342       18,403      13,381
                                      --------    --------     --------    --------

Net Income                            $  9,830    $  9,675     $ 29,463    $ 20,413
                                      ========    ========     ========    ========






  The accompanying notes are an integral part of these financial statements.

                          EDISON MISSION FINANCE CO.
                            STATEMENT OF CASH FLOWS
                                (In thousands)


                                                                           (Unaudited)
                                                                        Nine Months Ended
                                                                          September 30,
                                                                     ------------------------
                                                                       2000            1999
                                                                     --------       ---------
Cash Flows from Operating Activities:
   Net income                                                        $ 29,463       $  20,413
   Adjustments to reconcile net income to net cash provided by operating activities:
    Deferred tax provision                                             18,403            (836)
   Increase in interest receivable--EME Homer City Generation L.P.    (55,007)        (58,803)
   (Decrease) increase in due to affiliates                              (217)         14,370
   Increase in interest payable--Edison Mission Holdings               19,437          24,856
                                                                     --------       ---------
         Net cash provided by operating activities                     12,079              --
                                                                     --------       ---------

Cash Flows from Investing Activities:
   Issuance of subordinated loan--EME Homer City Generation L.P.           --        (885,000)
   Proceeds from repayment of subordinated
       loan--EME Homer City Generation L.P.                                --         800,000
   Increase in subordinated revolving loan
       receivable--EME Homer City Generation L.P.                     (83,010)       (794,246)
                                                                     --------       ---------
         Net cash used in investing activities                        (83,010)       (879,246)
                                                                     --------       ---------

Cash Flows from Financing Activities:
   Cash contribution                                                       10         794,246
   Proceeds from subordinated loan--Edison Mission Holdings            83,000         885,000
   Repayment of subordinated loan--Edison Mission Holdings                 --        (800,000)
   Cash dividends                                                     (12,079)             --
                                                                     --------       ---------
         Net cash provided by financing activities                     70,931         879,246
                                                                     --------       ---------

Net increase in cash                                                       --              --
Cash and cash equivalents, beginning of period                             --              --
                                                                     --------       ---------

Cash and cash equivalents, end of period                             $     --       $      --
                                                                     ========       =========




  The accompanying notes are an integral part of these financial statements.

                           EDISON MISSION FINANCE CO.
                         NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000


Note 1. General

          All adjustments, including recurring accruals, have been made that are necessary to present fairly the consolidated financial position and results of operations for the periods covered by this report. The results of operations for the nine months ended September 30, 2000, are not necessarily indicative of the operating results for the full year.

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

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

    Exhibit No.           Description
    -----------           -----------

        27            Financial Data Schedule

(b) Reports on Form 8-K

    No reports on Form 8-K were filed during the quarter ended September 30, 2000.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     Edison Mission Holdings Co.
                                     ---------------------------
                                             (Registrant)

Date: November 10, 2000               /s/ KEVIN M. SMITH
-----------------------               ------------------
                                          Kevin M. Smith
                                          Vice President