Form 10-K
period 2000-12-31
EDISON MISSION HOLDINGS CO; HOMER CITY PROPERTY HOLDINGS INC; EME HOMER CITY GENERATION LP; CHESTNUT RIDGE ENERGY CO; MISSION ENERGY WESTSIDE INC; EDISON MISSION FINANCE CO
filed 2001-04-02
CIK 1099532, 1099533, 1099534, 1099535, 1099536, 1099537

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
                        COMMISSION FILE NUMBER 333-89725
                            ------------------------

                          EDISON MISSION HOLDINGS CO.
             (Exact name of registrant as specified in its charter)

               CALIFORNIA                                      33-0826940
     (State or other jurisdiction of              (I.R.S. Employer Identification No.)
     incorporation or organization)

   18101 VON KARMAN AVENUE, SUITE 1700                            92612
           IRVINE, CALIFORNIA                                  (Zip Code)
(Address of principal executive offices)

                            ------------------------

                      SEE TABLE OF ADDITIONAL REGISTRANTS
                            ------------------------

          Securities registered pursuant to Section 12(b) of the Act:

                  NONE                                       NOT APPLICABLE
                  ----                                       --------------
          (Title of each class)                      (Name of each exchange on which
                                                               registered)

          Securities registered pursuant to Section 12(g) of the Act:
                      8.137% SENIOR SECURED BONDS DUE 2019
                      8.734% SENIOR SECURED BONDS DUE 2026
                                (Title of Class)

       Registrant's telephone number, including area code: (949) 752-5588
                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO / /

    Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K / /.

    Aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant as of December 31, 2000: $0. Number of shares outstanding of the registrant's Common Stock as of March 30, 2001: 100 shares (all shares held by an affiliate of the registrant).

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        TABLE OF ADDITIONAL REGISTRANTS

                                                    STATE OF           PRIMARY STANDARD            I.R.S.
                                                  INCORPORATION    INDUSTRIAL CLASSIFICATION      EMPLOYER
NAME AND NUMBER                                  OR ORGANIZATION          CODE NUMBER          IDENTIFICATION
---------------                                  ---------------   -------------------------   --------------
Edison Mission Finance Co. ....................    California                4991                33-0839202
  18101 Von Karman Avenue, Suite 1700
  Irvine, California
  949-752-5588

Homer City Property Holdings, Inc. ............    California                4991                33-0851685
  18101 Von Karman Avenue, Suite 1700
  Irvine, California
  949-752-5588

Mission Energy Westside, Inc. .................    California                4991                33-0550657
  18101 Von Karman Avenue, Suite 1700
  Irvine, California
  949-752-5588

Chestnut Ridge Energy Company .................    California                4991                33-0826590
  18101 Von Karman Avenue, Suite 1700
  Irvine, California
  949-752-5588

EME Homer City Generation L.P. ................   Pennsylvania               4991                33-0826938
  18101 Von Karman Avenue, Suite 1700
  Irvine, California
  949-752-5588

                               TABLE OF CONTENTS

ITEM                                                                                    PAGE
----                                                                                  --------
                                            PART I

          1.            Business....................................................      1

          2.            Properties..................................................     17

          3.            Legal Proceedings...........................................     17

          4.            Submission of Matters to a Vote of Security Holders.........     17

                                           PART II

          5.            Market for Registrant's Common Equity and Related
                          Stockholder Matters.......................................     17

          6.            Selected Financial Data.....................................     18

          7.            Management's Discussion and Analysis of Results of
                          Operations and Financial Condition........................     19

         7a.            Quantitative and Qualitative Disclosures About Market
                          Risk......................................................     26

          8.            Financial Statements and Supplementary Data.................     26

          9.            Changes in and Disagreements with Accountants on Accounting
                          and Financial Disclosure..................................     27

                                           PART III

         10.            Directors and Executive Officers of the Registrant..........     27

         11.            Executive Compensation......................................     28

         12.            Security Ownership of Certain Beneficial Owners and
                          Management................................................     28

         13.            Certain Relationships and Related Transactions..............     28

                                           PART IV

         14.            Exhibits, Financial Statement Schedules and Reports on Form
                          8-K.......................................................     30

                        Signatures..................................................     94

                                     PART I

ITEM 1.  BUSINESS

THE COMPANY

    Edison Mission Holdings Co. is a special-purpose California corporation formed on October 7, 1998 for the purpose of acquiring, owning and operating, through our subsidiaries, the Homer City facilities, which are comprised of three coal-fired electric generating units with an aggregate capacity of 1,884 megawatts (MW), and related facilities. The Homer City facilities are located near Pittsburgh, Pennsylvania.

    On March 18, 1999, our subsidiary, EME Homer City Generation L.P. (EME Homer
City), completed its acquisition of 100% of the ownership interests in the Homer City facilities from wholly-owned subsidiaries of GPU Inc. and Energy East Corporation for approximately $1.8 billion. The acquisition was financed through a capital contribution by Edison Mission Energy of approximately $1.1 billion and a short-term loan of approximately $800 million. The short-term loan was replaced by $300 million aggregate principal amount of 8.137% Senior Secured Bonds due 2019 and $530 million aggregate principal amount of 8.734% Senior Secured Bonds due 2026. We subsequently completed an exchange offer in which we exchanged the bonds for substantially similar bonds that were registered with the Securities and Exchange Commission. We are filing this annual report under
Section 15(d) of the Securities Exchange Act of 1934.

    We formed five subsidiaries, including EME Homer City, in order to effect the acquisition, ownership, financing and operation of the Homer City facilities. Each of these subsidiaries has provided a guarantee with respect to the bonds and our other senior secured debt as well as a pledge of substantially all of its assets and cash flow as collateral for the bonds and our other senior secured debt. The only income available to us to pay principal of, premium, if any, and interest on the bonds will be repayments of subordinated loans and equity distributions from our subsidiaries.

    Edison Mission Energy is our parent company. Edison Mission Energy's ultimate parent company is Edison International, which also owns Southern California Edison, one of the largest electric utilities in the United States. Each of these companies is registered with the Securities and Exchange Commission and has financial statements that are filed in accordance with rules enacted by the Securities and Exchange Commission. For more information regarding each of these companies, see their respective Forms 10-K for the year ended December 31, 2000.

    As of the date of this annual report, our authorized capital stock consists of 10,000 shares of common stock, no par value, of which 100 shares are issued and outstanding. There is no public trading market for our common stock. All our common stock is owned by Edison Mission Energy. The address of our principal executive offices is 18101 Von Karman Avenue, Suite 1700, Irvine, California 92612-1046, and our telephone number is (949) 752-5588.

FORWARD-LOOKING STATEMENTS

    This annual report includes forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events based upon our knowledge of facts as of the date of this annual report and our assumptions about future events. These forward-looking statements are subject to various risks and uncertainties that may be outside our control, including, among other things:

    - governmental, statutory, regulatory or administrative changes or initiatives affecting us, or the electricity industry generally;

    - supply, demand and price for electric capacity and energy in the markets served by our generating units;

    - competition from other power plants, including new plants that may be developed in the future;

    - operating risks, including equipment failure, dispatch levels, availability, heat rate and output; and

    - the cost, availability and pricing of fuel and fuel transportation services for our generating units.

    We use words like "believe," "expect," "anticipate," "intend," "may," "will," "should," "estimate," "projected" and similar expressions to help identify forward-looking statements in this annual report. For additional factors that could affect the validity of our forward-looking statements, you should read "Management's Discussion and Analysis of Results of Operations and Financial Condition;" and in the "Notes to Consolidated Financial Statements" contained in Part II, Item 8. The information contained in this report is subject to change without notice. Readers should review future reports filed by Edison Mission Holdings Co. with the Securities and Exchange Commission. In light of these and other risks, uncertainties and assumptions, actual events or results may be very different from those expressed or implied in the forward-looking statements in this annual report or may not occur. We have no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

DESCRIPTION OF BUSINESS

INDUSTRY OVERVIEW

    The United States electric industry, including companies engaged in providing generation, transmission, distribution and ancillary services, has undergone significant change over the last several years, leading to significant deregulation and increased competition. The Federal Energy Regulatory Commission, under Order No. 888 and Order No. 889, which are referred to as the Open Access Rules, requires the owners and operators of electric transmission facilities to make those facilities available for transmission on a non-discriminatory basis to all wholesale generators, sellers and buyers of electricity. In addition to this wholesale transmission, or wheeling, throughout the United States, there has been a number of proposals at the state level to allow retail customers to choose their electricity suppliers, with incumbent utilities required to deliver that electricity over their transmission and distribution systems. Numerous electric utilities nationwide have divested all or a portion of their electricity generation business as legislative and regulatory developments have driven the industry to disaggregate. Edison Mission Energy, through Edison Mission Holdings Co. and its other subsidiaries, is among a group of companies actively pursuing opportunities created by the deregulating domestic electric markets to operate as competitive electric generation and wholesale supply companies in a deregulated marketplace.

POWER MARKETS

    PJM. PJM is the largest centrally dispatched electric control area in North America and the third largest in the world, consisting of over 530 generating units with a total installed capacity of 56,709 MW. PJM serves 8.7% of the United States population and covers portions of Pennsylvania, New Jersey, Maryland, Delaware, the District of Columbia and Virginia. PJM was restructured in 1998 as a competitive, non-discriminatory market in response to the Open Access Rules and includes bid-based energy and capacity markets. The independent system operator for the PJM operates the spot energy market and determines the market-clearing price for each hour based on bids submitted by participating generators which indicate the minimum prices a bidder is willing to accept to be dispatched at various incremental generation levels. Beginning June 1, 2000, PJM conducts both day-ahead and real-time energy markets. A transmission charge based on the location of the energy purchaser is added to the energy price if the transmission system becomes constrained and generators with higher bids are dispatched prior to those with lower bids. PJM has a day-ahead installed capacity market and monthly installed capacity markets extending twelve months in the future. Each installed capacity market has a single market-clearing price for each day during which the market is in operation.

    NYISO. NYISO includes 34,881 MW of installed capacity and serves over 99% of New York State's electric power requirements. The NYISO was established in 1999 as a competitive, non-discriminatory market in response to the Open Access Rules and includes bid-based electricity and transmission usage markets. The market-clearing price for NYISO's day-ahead and real-time energy markets is set by supplier generation bids and customer demand bids.

    We can transmit 1,884 MW from the Homer City units into NYISO through two 345 kilovolts (kV) high voltage transmission lines and can transmit 1,884 MW into PJM through two 230 kV lines. We do not incur any access or wheeling charges for any energy delivered into PJM. A 13-mile 230 kV line from the Homer City units also provides an indirect interconnection to the East Central Area Reliability Council, one of the largest regional electricity markets in the United States.

FACILITY OVERVIEW

    We believe the Homer City facilities are among the lowest cost generating facilities in the Northeast region. In 2000, these units had fuel expenses and operating and maintenance costs of approximately $19.51/MWh, and, in our belief, are among the first coal-fired units to be called upon for the dispatch of electric power within both PJM and the NYISO. The Homer City facilities are located on a 2,413-acre site approximately 45 miles northeast of Pittsburgh within Indiana County, Pennsylvania. The Homer City facilities consist of the Homer City units, a coal cleaning facility, the Two Lick Dam and associated support facilities. The Homer City units benefit from direct transmission access to both PJM and NYISO through four high voltage lines which interconnect through a switchyard located on the site.

    The Homer City units are coal-fired boiler and steam generating units. Units 1 and 2, which are essentially identical to one another, were constructed as positive pressure units, which utilize boilers with internal air pressure slightly higher than atmospheric pressure, and were placed into commercial operation in 1969. Units 1 and 2 were converted to balanced draft units, which utilize boilers with internal air pressure balanced at approximately atmospheric pressure, in 1976 and 1977, respectively. Unit 1 has an installed capacity of 620 MW, and Unit 2 has an installed capacity of 614 MW. The steam turbines and generators for Units 1 and 2 were manufactured by Westinghouse Electric Corporation, and the boilers for these units were manufactured by Foster Wheeler Energy Corporation. The Unit 1 and 2 boilers have been retrofitted with Foster Wheeler dual air register and internal flame staging low nitrogen oxide burners to meet Phase I nitrogen oxide Clean Air Act standards. See "Environmental Matters--Air Quality." In addition, both boilers have supplemental over-fired air systems to further reduce nitrogen oxide emissions to satisfy Pennsylvania Title I (ozone) requirements.

    Unit 3 commenced commercial operation in 1977 and has an installed capacity of 650 MW. The steam turbine and generator for Unit 3 were manufactured by General Electric Corporation, and the Unit 3 boiler was manufactured by Babcock & Wilcox. The boiler for Unit 3 was originally constructed with Babcock & Wilcox low nitrogen oxide burners which satisfied Phase I nitrogen oxide Clean Air Act standards, and a supplemental over-fired air system was installed in 1995 at Unit 3 to further reduce nitrogen oxide emissions.

    Emission allowances were acquired by us as part of the acquisition of the Homer City plant. Emission allowances are required by our facilities in order to be certified by the local environmental authorities and are required to be maintained throughout the period of operation of those facilities located in Pennsylvania. We purchase additional emission allowances when necessary to meet the environmental regulations. We also use forward sales and purchases, together with options, to achieve our objective of stabilizing and enhancing the operations from these merchant plants.

SALES STRATEGY

    Our subsidiary, EME Homer City, sells capacity, energy and voltage support from the Homer City units into PJM's and NYISO's centralized power markets. We believe the Homer City units comprise the second largest coal-fired facility within PJM and the largest coal-fired facility servicing NYISO. EME Homer City may also enter into bilateral contracts for the sale of capacity and energy to power marketers and load serving entities within PJM, NYISO and surrounding markets.

    MARKETING AND TRADING. EME Homer City has entered into a contract with a marketing affiliate for the sale of energy and capacity produced by the Homer City units, which enables this marketing affiliate to engage in forward sales and hedging transactions to manage EME Homer City's electricity price exposure. The terms of the documents relating to the financing of the acquisition do not permit EME Homer City to take speculative futures positions by selling capacity and energy in excess of its anticipated output. It is the policy of the marketing affiliate to make sales only to entities which have an investment grade rating or whose obligations are guaranteed by an entity with an investment grade rating.

    The marketing organization of our marketing affiliate is divided into front-, middle- and back-office segments, with some duties segregated for control purposes. The risk management personnel have a high level of knowledge of utility operations, fuels procurement, energy marketing and futures and options trading. The marketing affiliate has systems in place that monitor real-time spot and forward pricing and perform option valuations and has a wholesale power-scheduling group that operates on a 24-hour basis. We pay the marketing affiliate fees of $0.02/MWh plus emission allowance fees, and all revenue from transactions executed by the marketing affiliate is deposited into the revenue account established for the benefit of the bondholders and the holders of other senior debt. The net fees earned by the marketing affiliate were $1.5 million and $0.2 million for the years ended December 31, 2000 and 1999, respectively.

    TRANSITION CONTRACTS. EME Homer City has entered into separate transition contracts (the "Transition Contracts") with Pennsylvania Electric Company ("Penelec") and New York State Electric & Gas Corporation ("NYSEG"), pursuant to which EME Homer City may exercise a put option to sell certain quantities of capacity to Penelec and NYSEG, and Penelec and NYSEG may exercise call options to purchase certain quantities of capacity. The terms of the NYSEG Transition Contract and the Penelec Transition Contract continue until December 31, 2001 and May 31, 2001, respectively. EME Homer City exercised its put options to sell 942 MW of capacity to Penelec for the full period from March 18, 1999 through May 31, 2001 under the Penelec Transition Contract for a price of $49.90/MW-day from March 18, 1999 through May 31, 1999, $59.90/MW-day through May 31, 2000, and $77.40/MW-day through May 31, 2001. EME Homer City has amended the NYSEG Transition Contract and sold 500 MW of capacity to NYSEG through May 31, 2000 for a price of $60.00/MW-day, 370 MW of capacity through September 30, 2000 for $72.17/MW-day, and 430 MW of capacity through December 31, 2001 for $72.17/MW-day.

FUEL SUPPLY

    UNITS 1 AND 2. Units 1 and 2 typically consume approximately 4,200,000 tons of mid-range sulfur coal per year. Approximately 90% to 95% of this coal is obtained under contracts with local suppliers within approximately 50 miles of the Homer City facilities, and the remainder is purchased in the spot market. All this coal is delivered to the site by truck.

    The coal purchased for consumption by Units 1 and 2 is cleaned in our coal cleaning facility, which has the capacity to clean up to 5,000,000 tons of coal per year. Our coal cleaning facility utilizes heavy media cyclones, froth flotation and spiral separators to reduce the ash and sulfur content of the raw coal to meet both combustion and environmental requirements. Our coal cleaning facility is operated by Homer City Coal Processing Corporation under a Coal Cleaning Agreement, dated August 8, 1990, which is scheduled to expire on August 31, 2002.

    UNIT 3. Unit 3 typically consumes approximately 1,600,000 tons of compliance coal per year. We purchase approximately 75% of this coal from one supplier that is blended at a coal blending facility owned by the supplier on our site. We obtain the remainder of the coal needed for Unit 3 in the spot market. All coal purchased for Unit 3 is delivered to the site by truck. Upon completion of the flue gas desulfurization system for Unit 3, this unit is expected to be able to burn less expensive, higher sulfur coal.

    Our contractual commitments for the purchase of coal, subject to adjustment, are currently estimated to aggregate $533 million during the next five years, summarized as follows: $142 million in 2001; $141 million in 2002; $103 million in 2003; $106 million in 2004; and $41 million in 2005.

ENVIRONMENTAL CAPITAL IMPROVEMENTS

    EME Homer City has contracted with a division of ABB Flakt to make environmental capital improvements to the Homer City units. ABB Flakt will construct a limestone-based, wet scrubber flue gas desulfurization system at Unit 3 and a selective catalytic reduction system at each of the three units. These improvements are expected to enable the Homer City units to comply with Phase II of Title IV of the Clean Air Act regarding sulfur oxide emissions, the Pennsylvania nitrogen oxide allowance regulations and Pennsylvania's response to the Environmental Protection Agency's State Implementation Plan Call regarding nitrogen oxide emissions. These improvements are estimated to cost approximately $281 million, which includes a fixed price, turnkey engineering, procurement and construction contract, project management costs and other project costs, and are scheduled to be installed during 2001. We expect to spend $67 million during 2001 on the remaining capital expenditures related to these improvements. These improvements are being funded with loans under an existing credit facility.

OPERATING PERFORMANCE

    The Homer City units have historically had high equivalent availability, which is the ratio, expressed as a percentage, of the amount of production that each unit was able to produce during a given time period divided by the amount of production that each unit would have produced if operated at its full capacity during that given time period. The Homer City units have also historically had efficient heat rates and low costs. The following charts indicate selected historical operating data for the Homer City units.

                                                EQUIVALENT    NET HEAT    FUEL AND
                                               AVAILABILITY     RATE      O&M COSTS
                                                FACTOR (%)    (BTU/KWH)    ($/MWH)
                                               ------------   ---------   ---------
Homer City units--1,884 MW
    2000.....................................       80.22       9,928       19.51
    1999.....................................       86.81       9,962       17.90
    1998.....................................       89.79       9,793       17.12
    1997.....................................       85.83       9,804       18.17
    1996.....................................       85.04       9,718       18.00
    5-Year Average...........................       85.54       9,841       18.14

OPERATION AND MAINTENANCE

    We employ a skilled and disciplined workforce that is well prepared to operate within a competitive and deregulated environment. We believe that our staffing levels are comparable with benchmark standards for facilities of a similar size and type. The majority of the technical staff at the

Homer City facilities has been retained after completing the acquisition, thus providing us with a knowledgeable and experienced base of employees.

    Our workforce is employed under a collective bargaining agreement that was restructured in 1994. The collective bargaining agreement provides us with a measure of labor cost certainty through 2002. The collective bargaining agreement enables us to manage our workforce and to establish flexible work rules going forward. We plan to cross train employees to perform different functions, thus minimizing the use of more expensive or less efficient subcontractors.

    Our operating and maintenance plan, as well as several planned overhauls of major equipment and controls, are consistent with our goal of extending the remaining life of the units for an additional 39 years from the date of acquisition. We utilize a state-of-the-art computerized maintenance system to plan and schedule all maintenance activities. We also employ a preventative maintenance program complemented by new predictive maintenance technologies such as ferrography, thermography, vibration analysis and acoustic analysis. Reliability-centered maintenance techniques are currently being developed for critical systems to better define condition-monitoring parameters and redefine maintenance strategies.

    We provide engineering, maintenance, operation and facility management services and will receive functional direction from, and are held to the operating standards and guidelines of, Edison Mission Energy's operation and maintenance organization.

TRANSMISSION AND INTERCONNECTION

    Existing transmission lines leaving the Homer City units are interconnected with both PJM and NYISO. We are able to transmit into PJM full plant output of up to 1,884 MW through a 126-mile 345 kV line and 19-mile and 15-mile 230 kV lines owned by Pennsylvania Electric Company. We have the ability to transmit into NYISO full plant output of up to 1,884 MW through 175-mile and 207-mile 345 kV lines owned by New York State Electric & Gas. In addition, a 13-mile 230 kV line from the Homer City units provides an indirect interconnection to the East Central Area reliability market.

    The points of interconnection with the Homer City units include:

    (1) the 230 kV circuit from the Unit 1 main power transformer,

    (2) the 345 kV circuit from the Unit 2 main power transformer,

    (3) the 345 kV circuit from the Unit 3 main power transformer,

    (4) the 345/230/23 kV north and south autotransformers, and

    (5) substation services No. 1 and No. 2.

    The ownership of the transmission and distribution assets for the Homer City facilities, including the site switchyard, substation and support equipment, remained with Pennsylvania Electric Company and New York State Electric & Gas following the acquisition. These companies have agreed to provide us with all services necessary to interconnect the Homer City units with their transmission systems, other than services provided under existing tariffs, under the Interconnection Agreement.

WATER SUPPLY AND OTHER SUPPORT FACILITIES

    The Homer City units receive their water supply from Two Lick Creek. The water supply to Two Lick Creek is regulated by releases from Two Lick Dam, which is located approximately eight miles upstream from the Homer City units and is owned, operated and maintained by EME Homer City in accordance with a dam safety permit and a drought management plan and related consent order and agreement with the Pennsylvania Department of Environmental Protection. Each of the Homer City units has a natural draft-cooling tower. A portion of the waste heat in the water leaving the units' condensers is diverted from these towers to a 14-acre polyethylene roofed greenhouse complex located adjacent to the Homer City units. After the water passes through this greenhouse complex, it is returned to the basin of the cooling towers for reuse.

    Other support facilities located on the site include an ash disposal area, a coal refuse disposal area, coal receiving and storage facilities and water treatment and pumping facilities.

COMPETITION

    FEDERAL. The Energy Policy Act of 1992 laid the groundwork for a competitive wholesale market for electricity. Among other things, the Energy Policy Act expanded the Federal Energy Regulatory Commission's authority to order electric utilities to transmit, or wheel, third-party electricity over their transmission lines, thus allowing qualifying facilities under the Public Utility Regulatory Policies Act of 1978, power marketers and those qualifying as exempt wholesale generators under the Public Utility Holding Company Act of 1935 to more effectively compete in the wholesale market.

    In April 1996, the Federal Energy Regulatory Commission issued the Open Access Rules, which require utilities to offer eligible wholesale transmission customers non-discriminatory open access on utility transmission lines on a comparable basis to the utilities' own use of the lines. In addition, the Open Access Rules directed the regional power pools, including PJM and NYISO, that control the major electric transmission networks to file uniform, non-discriminatory open access tariffs. The Open Access Rules have been the subject of rehearing at the Federal Energy Regulatory Commission and now are undergoing judicial review.

    In December, 1999, the Federal Energy Regulatory Commission issued Order
No. 2000 for the purpose of further enhancing and removing residual impediments to fully competitive wholesale bulk power markets through the formation of regional transmission organizations ("RTOs") nationwide. Under Order No. 2000, all public utilities regulated by the Federal Energy Regulatory Commission that own, operate or control transmission facilities must submit to the Federal Energy Regulatory Commission a proposal for formation of and participation in an RTO by October 2000, or by January 2001 if a utility's transmission facilities are already subject to a Federal Energy Regulatory Commission-approved Independent System Operator. While the precise nature and timing of the implementation of Order No. 2000 cannot be predicted with certainty, it can be expected to result in additional fundamental changes in the electric marketplace intended to increase opportunities for competitive electric suppliers.

    Over the past few years, Congress has considered various pieces of legislation to restructure the electric industry that would require, among other things, customer choice, and repeal of the Public Utility Holding Company Act and of the Public Utility Regulatory Policies Act. The debate is likely to continue, and perhaps intensify. The effect of enacting such legislation cannot be predicted with any degree of certainty.

    STATE. The Energy Policy Act did not preempt state authority to regulate retail electric service. Historically, in most states, competition for retail customers is limited by statutes or regulations granting existing electric utilities exclusive retail franchises and service territories. Since the passage of the Energy Policy Act, the advisability of retail competition has been the subject of intense debate in federal and state legislative and regulatory forums. Many states have taken steps to facilitate retail competition as a means to stimulate competitive generation rates. Retail competition commenced in New York in 1998. Retail competition in Pennsylvania commenced on January 1, 1999.

INSURANCE

    We maintain insurance coverages consistent with those normally carried by companies engaged in similar businesses and owning similar properties. The insurance program includes all-risk insurance and covers commercial general public liability, replacement value of all real and personal property, including losses from boiler and machinery breakdowns, and the perils of earthquake and flood, subject to certain sublimits. We also carry general liability insurance covering liabilities to third parties for bodily injury or property damage resulting from operations, automobile liability insurance and excess liability insurance. Further, we have the benefit of title insurance and business interruption insurance. Limits and deductibles in respect of these insurance policies are comparable to those carried by other electric generating facilities of similar size.

ENVIRONMENTAL MATTERS

GENERAL

    Under various federal, state and local environmental laws and regulations, a current or previous owner or operator of any facility, including an electric generating facility, may be required to investigate and remediate releases or threatened releases of hazardous or toxic substances or petroleum products located at that facility, and may be held liable to a governmental entity or to third parties for property damage, personal injury and investigation and remediation costs incurred by these parties in connection with these releases or threatened releases. Many of these laws, including the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended by the Superfund Amendments and Reauthorization Act of 1986, impose liability without regard to whether the owner knew of or caused the presence of the hazardous substances, and courts have interpreted liability under these laws to be strict and joint and several. The cost of investigation, remediation or removal of these substances may be substantial. In connection with our ownership and operation of the Homer City facilities, we may be liable for these costs.

    We, in the course of operating the Homer City facilities, must comply with all applicable environmental laws and regulations, including numerous federal and state statutes and regulations. These requirements include, but are not limited to, the federal Clean Water Act, the Clean Air Act, the Resources Conservation and Recovery Act and similar state requirements. For more information on environmental regulation, see "Management's Discussion and Analysis of Results of Operations and Financial Condition--Environmental Matters or Regulations."

    In addition, persons who arrange for the disposal or treatment of hazardous or toxic substances at a disposal or treatment facility may be liable for the costs of removal or remediation of a release or threatened release of hazardous or toxic substances at that disposal or treatment facility, whether or not that facility is owned or operated by that person. Some environmental laws and regulations create a lien on a contaminated site in favor of the government for damages and costs it incurs in connection with the contamination. The owner of a contaminated site and persons who arrange for the disposal of hazardous substances at that site also may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from that site. In connection with our ownership and operation of the Homer City facilities, we may be liable for these costs.

    Several federal, state and local laws, regulations and ordinances also govern the removal, encapsulation or disturbance of asbestos-containing materials when these materials are in poor condition or in the event of construction, remodeling, renovation or demolition of a building. Those laws and regulations may impose liability for release of asbestos-containing materials and may provide for the ability of third parties to seek recovery from owners or operators of these properties for personal injury associated with asbestos-containing materials. In connection with our ownership and operation of the Homer City facilities, we may be liable for these costs.

AIR QUALITY

    GENERAL. We believe that the Homer City facilities are in material compliance with applicable state and federal air quality requirements. Further reductions in the Homer City units' emissions may be required for the achievement and maintenance of National Ambient Air Quality Standards for ozone and fine particulate matter and with respect to the implementation of regulations designed to reduce regional haze. In August 1995, the sellers of the Homer City facilities submitted a Title V operating permit application to the Pennsylvania Department of Environmental Protection for review. EME Homer City revised the Title V application with regard to ownership in April 2000. The application is currently under review by the Department, and we expect the permit will be issued in 2001. A continuous emissions monitoring system was installed at the Homer City units in 1993 for measuring sulfur dioxide, nitrogen oxide, carbon dioxide, and exhaust gas flow on a real-time basis, in order to comply with regulatory requirements.

    NITROGEN OXIDES. All three units must comply with Reasonably Available Control Technology requirements for NO(x) that result in a limit of 0.5 lbs/MMBtu on a 30-day rolling average. In order to comply with these requirements and reduce NO(x) emissions, the sellers installed low NO(x) burners and supplemental over-fired air systems on Units 1 and 2 and a supplemental over-fired air system on Unit 3. Low NO(x) burners were installed on Unit 3 when it was first constructed. The three units have routinely operated below the 0.5 lbs/MMBtu limit.

    The sellers of the Homer City facilities obtained Environmental Protection Agency approval for the Clean Air Act Amendment Title IV Early Election Program for NO(x) with an annual average NO(x) emission limit of 0.5 lbs/MMBtu through 2007. In 2008, the units become subject to Phase II emission rate limitations under Title IV for wall-fired dry bottom boilers of 0.46 lbs/MMBtu on an annual average basis. The Homer City units' annual average NO(x) emissions for 2000 were well below the current Title IV requirements.

    SULFUR DIOXIDE. Unit 3 is subject to New Source Performance Standards and, therefore, has an SO(2) emission limit of 1.2 lbs/MMBtu on a three-hour and a 24-hour average. Units 1 and 2 are "existing" boilers with a Pennsylvania Department of Environmental Protection SO(2) emission limit of 3.7 lbs/MMBtu on a 30-day rolling average, a daily average limit of 4.0 lbs/MMBtu, up to two exceedances per 30 days, and a not-to-be-exceeded limit of 4.8 lbs/MMBtu. To control SO(2) emissions, EME Homer City relies on its coal cleaning facility to manage the sulfur content of a significant amount of the coal feedstock for Units 1 and 2. Unit 3 relies on the use of low-sulfur coal.

    All three units are Phase II Acid Rain Program-affected units. Accordingly, since 2000, all the units are required to obtain sufficient SO(2) allowances to account for the total SO(2) emissions from the units. EME Homer City believes that it will be able to obtain these SO(2) allowances for the Homer City units at a reasonable cost prior to the time required. In addition, we installed a system on Unit 3 which will reduce SO(2) emissions.

    EMISSION REDUCTION CREDITS. The Homer City units have a number of Emission Reduction Credits that were generated through the retirement of dryers A and B at our coal cleaning facility. These credits are pending Pennsylvania Department of Environmental Protection approval, and EME Homer City believes that once approved they will not expire until 2006.

    PARTICULATE MATTER. Particulate matter is regulated through two separate and distinct methods: mass emissions and visual opacity. The Homer City units' particulate matter stack tests show that emissions are well below regulatory limits. All three units control particulate matter through the use of electrostatic precipitators; Units 1 and 2 also utilize an SO(2) flue gas injection conditioning system. To improve precipitator performance, capital improvements were made in 1997 and 1998 for Units 1 and 2. Recent modifications to our coal cleaning facility have also resulted in reduced particulate emissions from Units 1 and 2.

    NEW SOURCE REVIEW. On November 3, 1999, the United States Department of Justice filed suit against a number of electric utilities for alleged violations of the Clean Air Act's "new source review" requirements related to modifications of air emissions sources at electric generating stations located in the southern and midwestern regions of the United States. Several states have joined these lawsuits. In addition, the United States Environmental Protection Agency has also issued administrative notices of violation alleging similar violations at additional power plants owned by some of the same utilities named as defendants in the Department of Justice lawsuit, as well as other utilities, and also issued an administrative order to the Tennessee Valley Authority for similar violations at certain of its power plants. The Environmental Protection Agency has also issued requests for information pursuant to the Clean Air Act to numerous other electric utilities, including the prior owners of the Homer City plant, seeking to determine whether these utilities also engaged in activities that may have been in violation of the Clean Air Act's new source review requirements.

    To date, one utility, the Tampa Electric Company, has reached a formal agreement with the United States to resolve alleged new source review violations. Two other utilities, the Virginia Electric & Power Company and Cinergy Corp., have reached agreements in principle with the Environmental Protection Agency. In each case, the settling party has agreed to incur over $1 billion in expenditures over several years for the installation of additional pollution control, the retirement or repowering of coal-fired generating units, supplemental environmental projects and civil penalties. These agreements provide for a phased approach to achieving required emission reductions over the next 10 to 15 years. The settling utilities have also agreed to pay civil penalties ranging from $3.5 million to $8.5 million.

    Prior to our purchase of the Homer City plant, the Environmental Protection Agency requested information from the prior owners of the plant concerning physical changes at the plant. We have been in informal voluntary discussion with the Environmental Protection Agency relating to these facilities, which may also include payment of civil fines. We cannot assure that we will reach a satisfactory agreement or that these facilities will not be subject to proceedings in the future. Depending on the outcome of the proceedings, we could be required to invest in additional pollution control requirements, over and above the upgrades we are planning to install, and could be subject to fines and penalties.

    A new ambient air quality standard was adopted by the Environmental Protection Agency in July 1997 to address emissions of fine particulate matter. It is widely understood that attainment of the fine particulate matter standard may require reductions in nitrogen oxides and sulfur dioxides, although under the time schedule announced by the Environmental Protection Agency when the new standard was adopted, non-attainment areas were not to have been designated until 2002 and control measures to meet the standard were not to have been identified until 2005. In May 1999, the United States Court of Appeals for the District of Columbia Circuit held that Section 109(b)(l) of the Clean Air Act, the section of the Clean Air Act requiring the promulgation of national ambient air quality standards, as interpreted by the Environmental Protection Agency, was an unconstitutional delegation of legislative power. The Court of Appeals remanded both the fine particulate matter standard and the revised ozone standard to allow the EPA to determine whether it could articulate a constitutional application of Section 109(b)(l). On February 27, 2001, the Supreme Court, in WHITMAN V. AMERICAN TRUCKING ASSOCIATIONS, INC., reversed the Circuit Court's judgment on this issue and remanded the case back to the Court of Appeals to dispose of any other preserved challenges to the particulate matter and ozone standards. Accordingly, as the final application of the revised particulate matter ambient air quality standard is potentially subject to further judicial proceedings, the impact of this standard on our facilities is uncertain at this time.

WATER QUALITY

    The Homer City facilities are subject to regulations regarding the quality of surface water, ground water and drinking water. To protect surface water quality, the Homer City facilities rely on an industrial wastewater treatment system, on-site sewage treatment and a number of settling ponds and impoundments. The Homer City facilities' surface water discharges are governed by two, five-year National Pollutant Discharge Elimination System (NPDES) permits issued in 1995 and 2000. The Homer City coal-cleaning plant NPDES permit issued in 1995 has been administratively extended in accordance with 25 PA Code
Section 92.9(b) until a new permit is issued by the PaDEP Bureau of Water Management. Modeling results indicate that the Pennsylvania Department of Environmental Protection may impose more stringent discharge limits for some contaminants at the time of renewal of these permits, which may require upgrade of the Homer City facilities' wastewater treatment systems with such approaches as reverse osmosis, ozonation, dechlorination and/or recycling of water.

    We conduct ground water monitoring in a number of areas throughout the site, including active and former ash disposal sites, wastewater and runoff settling and drainage ponds and a coal refuse disposal site. A pump-and-treat ground water treatment system is in operation for the industrial wastewater flow ponds. To date, the Pennsylvania Department of Environmental Protection has not requested that any additional remediation actions be performed at the site. The Homer City facilities have a drinking water treatment system designed to meet applicable potable water standards. Recent tests indicate that the Homer City facilities' drinking water supply meets these standards.

SOLID AND HAZARDOUS WASTE

    Both ash from the Homer City facilities and coal refuse from our coal cleaning facility are disposed of on-site in separate, permitted disposal areas. We have entered into a joint services agreement with Helvetia Mining Company for the treatment and disposal of leachate and runoff water from our coal refuse disposal facility. Approximately 600,000 tons of ash and 1,000,000 tons of coal refuse are disposed of annually. In 1997, the Pennsylvania Department of Environmental Protection issued a 10-year permit for operation of the ash disposal site. A 15-year permit for the operation of the coal refuse disposal site was issued by the Pennsylvania Bureau of Mining and Reclamation in 1989.

MINING ACTIVITIES

    HELVETIA DISCHARGES. The Homer City units were originally constructed as a mine-mouth generating station, where coal produced from two adjacent deep mines was delivered directly to the units by coal conveyors. The two adjacent deep mines were owned by Helen Mining Company, a subsidiary of the Quaker State Corporation, and Helvetia, a subsidiary of the Rochester and Pittsburgh Coal Company. Both Helen Mining and Helvetia developed mine refuse sites, water treatment facilities and other mine related facilities on the site. The Helen Mining mine was closed in the early 1990s, and the mine surface operations and maintenance shop areas were restored before Helen Mining left the site. Helen Mining has continuing mine water and refuse site leachate treatment obligations and remains obligated to perform any cleanup required with respect to its refuse site. Helvetia's on-site mine was closed in 1995. As a result of the cessation of its on-site mining activities, Helvetia has continuing mine discharge and refuse site leachate discharge treatment obligations that it performs using water treatment facilities owned by Helvetia and located on the site. Bonds posted by Helvetia may not be sufficient to fund Helvetia's obligations in the event of Helvetia's failure to comply with its mine-related permits at the site. Current annual operating costs for Helvetia's treatment systems are estimated to be approximately $0.4 million. Should Helvetia default on its treatment obligations, the government may look to us to fund these commitments.

    The Comprehensive Environmental Response, Compensation, and Liability Act, which is also known as CERCLA, and similar state statutes, require the cleanup of sites from which there has been a release or threatened release of hazardous substances. As of the date of this report, we are unaware of any material liabilities under CERCLA or similar state statutes; however, we cannot assure you that we will not incur such liability in the future.

    TWO LICK CREEK RESERVOIR DEEP MINE DISCHARGES. In connection with our purchase of the Homer City facilities on March 18, 1999, we acquired the Two Lick Creek Dam and Reservoir. Acid mine drainage discharges from the Penn Hill No. 2 and Dixon Run No. 3 inactive deep mines were being collected and partially treated on the reservoir property by Stanford Mining Company before being pumped off the property for additional treatment at the nearby Chestnut Ridge Treatment Plant. The mining company filed for bankruptcy and operated the collection and treatment system until May 1999 when its assets were allegedly depleted.

    The Pennsylvania Department of Environmental Protection (PADEP) initially advised us that we were potentially liable for treating the two discharges solely because of our ownership of the property on which the discharges emanated. Without any admission of our liability, we voluntarily entered into a Letter Agreement to fund the operation of the collection and treatment system for an interim period until the agency completed its investigation of potentially liable parties and alternatives for permanent treatment of the discharges were evaluated. After examining property records, PADEP concluded that we are only responsible for treating the Dixon Run No. 3 discharge. The agency has not completed its investigation of other potentially responsible parties, particularly mining companies that previously operated the two mines.

    A draft consent agreement that addresses remedial responsibilities for the two discharges has been prepared by PADEP. Under its terms, we are responsible for designing and implementing a permanent system to collect and treat the Dixon Run No. 3 discharge and the state will provide funding to a local watershed association to develop and operate a collection and treatment system for the other discharge. When the Dixon Run No. 3 treatment system becomes operational, we will discontinue our funding of the existing collection and treatment system. We will also be reimbursed a portion of the operational costs of that system.

    The cost of operating the collection and treatment system is approximately $15,000 per month. We are evaluating options for permanent treatment of the Dixon Run No. 3 discharge, including a passive system involving wetlands treatment. The cost of a passive treatment system is estimated to be $1 million, but its operational costs are considerably less than those of a conventional chemical treatment system.

REGULATORY MATTERS

GENERAL

    Federal laws and regulations govern, among other things, transactions by and with purchasers of power, including utility companies, the operations of a project and the ownership of a project. Under limited circumstances where exclusive federal jurisdiction is not applicable or specific exemptions or waivers from state or federal laws or regulations are otherwise unavailable, federal and/or state utility regulatory commissions may have broad jurisdiction over non-utility owned electric power plants. Energy-producing projects are also subject to federal, state and local laws and regulations that govern the geographical location, zoning land use and operation of a project. Federal, state and local environmental requirements generally require that a wide variety of permits and other approvals be obtained before the commencement of construction or operation of an energy-producing facility and that the facility then operate in compliance with these permits and approvals.

    While we believe the requisite approvals for our existing projects have been obtained and that our business is operated in substantial compliance with applicable laws, we remain subject to a varied and complex body of laws and regulations that both public officials and private parties may seek to enforce.

Regulatory compliance for the construction of new facilities is a costly and time-consuming process. Intricate and changing environmental and other regulatory requirements may necessitate substantial expenditures and may create a significant risk of expensive delays or significant loss of value in a project if the project is unable to function as planned due to changing requirements or local opposition.

STATE ENERGY REGULATION

    State public utility commissions have broad jurisdiction over non-qualifying facility independent power projects, including exempt wholesale generators, which are considered public utilities in many states. This jurisdiction often includes the issuance of certificates of public convenience and necessity and/or other certifications to construct, own and operate a facility, as well as the regulation of organizational, accounting, financial and other corporate matters on an ongoing basis. Qualifying facilities may also be required to obtain these certificates of public convenience and necessity in some states.

    Some states that have restructured their electric industries require generators to register to provide electric service to customers. Many states are currently undergoing significant changes in their electric statutory and regulatory frameworks that result from restructuring the electric industries that may affect generators in those states. Although the Federal Energy Regulatory Commission generally has exclusive jurisdiction over the rates charged by a non-qualifying facility independent power project to its wholesale customers, a state's public utility commission has the ability, in practice, to influence the establishment of these rates by asserting jurisdiction over the purchasing utility's ability to pass-through the resulting cost of purchased power to its retail customers. A state's public utility commission also has the authority to determine avoided costs for qualifying facilities and regulate the retail rates charged by qualifying facilities. In addition, states may assert jurisdiction over the siting and construction of independent power projects and, among other things, the issuance of securities, related party transactions and the sale or other transfer of assets by these facilities. The actual scope of jurisdiction over independent power projects by state public utility commissions varies from state to state.

    In addition, state public utility commissions may seek to modify, suspend or terminate a qualifying facility's power sales contract under specified circumstances. This could occur if the state public utility commission were to determine that the pricing mechanism of the power sales contract is unfairly high in light of the current prevailing market cost of power for the utility purchasing the power. In this instance, the state public utility commission could attempt to alter the terms of the power sales contract to reflect more accurately market conditions for the prevailing cost of power. While we believe that these attempts are not common and that the state public utility commission may not have any jurisdiction to modify the terms of the wholesale power sales, we cannot assure you that the power sales contracts of our projects will not be subject to adverse regulatory actions.

    PENNSYLVANIA. Under the Pennsylvania Public Utility Law, the Pennsylvania Public Utility Commission regulates all "public utilities" operating in Pennsylvania. A "public utility" under this law includes any entity that owns or operates equipment or facilities for the production, generation, transmission or distribution of gas, electricity or steam for the production of light, heat or power to the public for consumption. The Pennsylvania Public Utility Law does not specifically address the utility status of entities selling electricity at wholesale within Pennsylvania. Because of EME Homer City's status as such an entity that sells electricity exclusively in the wholesale market and does not hold itself out to the public generally as a supplier of utility service, it is not likely to be regulated as a public utility under the Pennsylvania Public Utility Law. If, however, EME Homer City were deemed to be a Pennsylvania public utility, the Pennsylvania Public Utility Commission could retroactively apply several provisions of the Pennsylvania Public Utility Law to the Homer City units. One of those provisions requires every public utility to obtain a certificate of public convenience and necessity from the Pennsylvania Public Utility Commission prior to rendering service as a public utility. If the Pennsylvania Public Utility Commission were to require EME Homer City to obtain a certificate of public convenience and necessity, EME Homer City might be required to discontinue operation of the Homer City units pending application for, and receipt of, this certificate. Another provision requires every public utility to obtain Pennsylvania Public Utility Commission approval before it issues or guarantees securities. If EME Homer City were found to be a public utility, its failure to have obtained this approval could call into question the validity of EME Homer City's obligations under the Guarantee and Collateral Agreement. In addition, EME Homer City would be subject to other laws and regulations, other than rate regulation, applicable to Pennsylvania public utilities. EME Homer City's rates, however, would remain subject to the jurisdiction of the Federal Energy Regulatory Commission.

    NEW YORK. Under the New York Public Service Law, the New York Public Service Commission regulates all "public utility companies" or "utility companies" operating in New York. A "public utility company" or "utility company" under the New York Public Service Law includes, among other things, any entity engaged in the production, transmission or distribution of electricity to the public for light, heat or power purposes. EME Homer City, as an exempt wholesale generator, will not provide electricity directly to the public and plans to sell only to power marketers and energy service companies. Although the New York Public Service Law is silent with respect to the utility status of electric corporations selling wholesale within New York, EME Homer City will not likely be subject to regulation as a New York public utility. If, however, EME Homer City were deemed to be a public utility under the New York Public Service Law, the New York Public Service Commission could retroactively apply specified provisions of the statute to the Homer City units. EME Homer City would also be subject to other laws and regulations, other than rate regulation, applicable to New York public utility companies. EME Homer City's rates, however, would remain subject to the jurisdiction of the Federal Energy Regulatory Commission.

U.S. FEDERAL ENERGY REGULATION

OVERVIEW

    The Federal Energy Regulatory Commission has ratemaking jurisdiction and other authority with respect to interstate sales and transmission of electric energy under the Federal Power Act and with respect to certain interstate sales, transportation and storage of natural gas under the Natural Gas Act of 1938. The Securities and Exchange Commission has regulatory powers with respect to upstream owners of electric and natural gas utilities under the Public Utility Holding Company Act of 1935. The enactment of the Public Utility Regulatory Policies Act of 1978 and the adoption of regulations thereunder by the Federal Energy Regulatory Commission provided incentives for the development of cogeneration facilities and small power production facilities utilizing alternative or renewable fuels by establishing certain exemptions from the Federal Power Act and the Public Utility Holding Company Act for the owners of qualifying facilities, for exempt wholesale generators and foreign utility companies.

    An "EXEMPT WHOLESALE GENERATOR" under the Public Utility Holding Company Act is an entity determined by the Federal Energy Regulatory Commission to be exclusively engaged, directly or indirectly, in the business of owning and/or operating specified eligible facilities and selling electric energy at wholesale or, if located in a foreign country, at wholesale or retail.

    The effect of such amendments is to enhance the development of non-qualifying facilities that do not have to meet the fuel, production and ownership requirements of the Public Utility Regulatory Policies Act. Edison Mission Energy believes that the amendments benefit it by expanding its ability to own and operate facilities that do not qualify for qualifying facility status, but also result in increased competition because utilities and other companies (for example, equipment suppliers) may now develop facilities that are not subject to the constraints of the Public Utility Holding Company Act. The Energy Policy Act also expanded Federal Energy Regulatory Commission authority to order utilities to grant transmission access to qualifying facilities and exempt wholesale generators and lifted restrictions on ownership of foreign utilities by U.S. companies. Under the Energy Policy Act, foreign utility companies are also not electric utility companies under the Public Utility Holding Company Act.

    THE FEDERAL POWER ACT. The Federal Power Act grants the Federal Energy Regulatory Commission exclusive ratemaking jurisdiction over wholesale sales of electricity in Interstate commerce, including ongoing as well as initial rate jurisdiction. This jurisdiction allows the Federal Energy Regulatory Commission to revoke or modify previously approved rates. These rates may be based on a cost-of-service approach or, in geographic and product markets determined by the Federal Energy Regulatory Commission to be workably competitive, may be market based. As noted, most qualifying facilities are exempt from the ratemaking and several other provisions of the Federal Power Act. Exempt wholesale generators and other non-qualifying facility independent power projects are subject to the Federal Power Act and to Federal Energy Regulatory Commission's ratemaking jurisdiction thereunder, but the Federal Energy Regulatory Commission typically grants exempt wholesale generators the authority to charge market-based rates as long as the absence of market power is shown. In addition, the Federal Power Act grants the Federal Energy Regulatory Commission jurisdiction over the sale or transfer of jurisdictional facilities, including wholesale power sales contracts, and in some cases jurisdiction over the issuance of securities or the assumption of specified liabilities and some interlocking directorates.

    In addition, the Federal Energy Regulatory Commission's order, as is customary with market-based rate schedules, reserved the right to revoke EME Homer City's market-based rate authority on a prospective basis if it is subsequently determined that EME Homer City or any of its Affiliates possesses excessive market power. If the Federal Energy Regulatory Commission were to revoke EME Homer City's market-based rate authority, it would be necessary for EME Homer City to file, and obtain Federal Energy Regulatory Commission acceptance of, its rate schedule as a cost-of-service rate schedule. In addition, the loss of market-based rate authority would subject EME Homer City to the accounting, record keeping and reporting requirements that are imposed on utilities with cost-based rate schedules.

    THE PUBLIC UTILITY HOLDING COMPANY ACT. Unless exempt or found not to be a holding company by the Securities and Exchange Commission, a company that falls within the definition of a holding company must register with the Securities and Exchange Commission and become subject to Securities and Exchange Commission regulation as a registered holding company under the Public Utility Holding Company Act. "HOLDING COMPANY" is defined in Section 2(a)(7) of the Public Utility Holding Company Act to include, among other things, any company that owns 10% or more of the voting securities of an electric utility company. "ELECTRIC UTILITY COMPANY" is defined in Section 2(a)(3) of the Public Utility Holding Company Act to include any company that owns facilities used for generation, transmission or distribution of electric energy for resale. Exempt wholesale generators, foreign utility companies, and qualifying facilities are not deemed to be electric utility companies under the Public Utility Holding Company Act. Securities and Exchange Commission precedent also indicates that is does not consider "paper facilities," such a contracts and tariffs used to make power sales, to be facilities used for the generation, transmission or distribution of electric energy for resale, and power marketing activities will not, therefore, result in an entity's being deemed to be an electric utility company.

    A registered holding company is required to limit its utility operations to a single integrated utility system and to divest any other operations not functionally related to the operation of that utility system. In addition, a registered holding company will require Securities and Exchange Commission approval for the issuance of securities, other major financial or business transactions (such as mergers) and transactions between and among the holding company and holding company subsidiaries.

    Because it owns Southern California Edison Company, an electric utility company, Edison International, our indirect parent company, is a holding company. Edison International is, however, exempt from registration pursuant to
Section 3(a)(1) of the Public Utility Holding Company Act because the public utility operations of the holding company system are predominantly intrastate in character. Consequently, we are not a subsidiary of a registered holding company so long as Edison International continues to be exempt from registration pursuant to Section 3(a)(1) or another of the exemptions enumerated in Section 3(a). Nor are we a holding company under the Public Utility Holding Company Act because our interests in power generation facilities are exclusively in exempt wholesale generators. Loss of exempt wholesale generator status for one or more projects could result in our becoming a holding company subject to registration and regulation under the Public Utility Holding Company Act and could trigger defaults under the covenants in project agreements. Becoming a holding company could, on a retroactive basis, lead to, among other things, fines and penalties and could cause certain projects and other contracts to be voidable.

    Under the Energy Policy Act, a company engaged exclusively in the business of owning and/or operating a facility used for the generation of electric energy exclusively for sale at wholesale may be exempted from regulation under the Public Utility Holding Company Act as an exempt wholesale generator. On
March 12, 1999, the General Counsel of the Federal Energy Regulatory Commission issued a letter determining that, based on the facts stated in its application, EME Homer City is an exempt wholesale generator.

    If there occurs a "material change" in facts that might affect EME Homer City's continued eligibility for exempt wholesale generator status, within 60 days of this material change EME Homer City must:

    - file a written explanation of why the material change does not affect its exempt wholesale generator status,

    - file a new application for exempt wholesale generator status, or

    - notify the Federal Energy Regulatory Commission that it no longer wishes to maintain exempt wholesale generator status.

    If EME Homer City were to lose its exempt wholesale generator status, it and its affiliates would be subject to regulation under the Public Utility Holding Company Act that would be difficult to comply with absent a restructuring.

TRANSMISSION OF WHOLESALE POWER

    Generally, projects that sell power to wholesale purchasers other than the local utility to which the project is interconnected require the transmission of electricity over power lines owned by others, also known as wheeling. The prices and other terms and conditions of transmission contracts are regulated by the Federal Energy Regulatory Commission when the entity providing the wheeling service is a jurisdictional public utility under the Federal Power Act. Until 1992, the Federal Energy Regulatory Commission's ability to compel wheeling was very limited, and the availability of voluntary wheeling service could be a significant factor in determining whether a site was viable for project development.

    The Federal Energy Regulatory Commission's authority under the Federal Power Act to require electric utilities to provide transmission service on a case-by-case basis to qualifying facilities, exempt wholesale generators, and other power generators was expanded substantially by the Energy Policy Act. Furthermore, in 1996 the Federal Energy Regulatory Commission issued a rulemaking order, Order 888, in which the Federal Energy Regulatory Commission asserted the power, under its authority to eliminate undue discrimination in transmission, to compel all jurisdictional public utilities under the Federal Power Act to file open access transmission tariffs consistent with a pro forma tariff drafted by the Federal Energy Regulatory Commission. The Federal Energy Regulatory Commission subsequently issued Orders 888-A, 888-B and 888-C to clarify the terms that jurisdictional transmitting utilities are required to include in their open access transmission tariffs. The Federal Energy Regulatory Commission also issued Order 889, which required those transmitting utilities to abide by specified standards of conduct when using their own transmission systems to make wholesale sales of power, and to post specified transmission information, including information about transmission requests and availability, on a publicly available computer bulletin board. Although the pro forma tariff does not cover the pricing of transmission service, Order 888 and the subsequently issued regional transmission organization rulemaking are expected to improve transmission access for independent power producers such as Edison Mission Energy. A 1999 decision by the United States Court of Appeals for the Eighth Circuit has cast doubt on the extent of the Federal Energy Regulatory Commission's authority to require specified curtailment policies in the pro forma tariff. The United States Court of Appeals for the D.C. Circuit issued an opinion on June 30, 2000 that affirmed the Federal Energy Regulatory Commission's Order 888 et seq. in all material respects.

ITEM 2.  PROPERTIES

    EME Homer City owns a fee interest in the 2,413-acre site on which the Homer City units, Two Lick Dam and the other facilities are located. The site is approximately 45 miles northeast of Pittsburgh, Pennsylvania in Indiana County. EME Homer City leases portions of the site to third parties. The leases are described below.

    EME Homer City leases the surface of an approximately 14-acre parcel to Tanoma Coal Sales upon which the coal blending facility is located. In lieu of rental payments, Tanoma blends the first 30,000 tons of coal per month in the coal blending facility at no charge. EME Homer City also leases an office building located on the site to Tanoma, which Tanoma uses for administrative activities associated with the coal blending facility. Each of the Tanoma leases expires on December 31, 2002.

    EME Homer City has granted Mountain V Oil & Gas Inc. the right to operate and produce gas from existing wells located on the site, provided that gas is found in paying quantities. EME Homer City receives 16% of the market value of the gas at the wellhead as royalties and also receives gas of 250,000 cubic feet at no charge from each well per annum. Mountain V currently purchases such gas from EME Homer City at the market value at the wellhead.

    Homer City Property Holdings, Inc. leases a 34.15-acre parcel upon which the greenhouse complex was constructed to Green Leaf Enterprises, Inc. The greenhouse complex produces wholesale perennials, bedding and starter plants in addition to special holiday crops for sale to other greenhouses in the eastern United States.

ITEM 3.  LEGAL PROCEEDINGS

    No material legal proceedings are presently pending against Edison Mission Holdings Co. or any of its subsidiary guarantors.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not applicable.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    All the outstanding Common Stock of Edison Mission Holdings Co. is, as of the date hereof, owned by Edison Mission Energy, which is an indirect wholly-owned subsidiary of Edison International. There is no market for the Common Stock.

    Dividends on the Common Stock will be paid when declared by our Board of Directors. We paid cash dividends to Edison Mission Energy of $68.9 million and $106.4 million in 2000 and 1999, respectively.

ITEM 6.  SELECTED FINANCIAL DATA

    The following table includes a summary of our consolidated financial data for the years ended December 31, 2000 and 1999, respectively. Edison Mission Holdings Co. was incorporated on October 7, 1998 and had no significant activity during 1998. On March 18, 1999, an indirect subsidiary of Edison Mission Holdings Co., EME Homer City, acquired the Homer City facilities for a purchase price of approximately $1.8 billion. Accordingly, the 1999 summary financial data pertain primarily to the activities from March 18, 1999 through December 31, 1999. The summary financial data were derived from the audited financial statements of Edison Mission Holdings Co. and are qualified in their entirety by the more detailed information and financial statements, including notes to these financial statements, included or incorporated by reference in this annual report.

                                                              YEARS ENDED
                                                             DECEMBER 31,
                                                          -------------------
                                                            2000       1999
                                                          --------   --------
                                                            (IN THOUSANDS)
INCOME STATEMENT DATA
Operating revenues......................................  $421,820   $325,752
Operating expenses......................................   290,671    219,684
                                                          --------   --------
Operating income........................................   131,149    106,068
Interest and other income...............................     2,464      1,321
Interest expense........................................   (74,791)   (53,654)
                                                          --------   --------
Income before income taxes and extraordinary loss.......    58,822     53,735
Provision for income taxes before extraordinary loss....    26,264     23,242
                                                          --------   --------
Income before extraordinary loss........................    32,558     30,493
Extraordinary loss on early extinguishment of debt, net
  of income tax benefit.................................        --     (2,865)
                                                          --------   --------
Net income..............................................  $ 32,558   $ 27,628
                                                          ========   ========

                                                            DECEMBER 31,
                                                       -----------------------
                                                          2000         1999
                                                       ----------   ----------
                                                           (IN THOUSANDS)
BALANCE SHEET DATA
Assets...............................................  $2,112,199   $2,000,102
Current liabilities..................................      68,607       58,486
Long-term obligations................................   1,091,699      953,549
Shareholder's equity.................................     951,893      988,067

                                                       YEARS ENDED DECEMBER 31,
                                                       -------------------------
                                                          2000          1999
                                                       ----------   ------------
                                                            (IN THOUSANDS)
CASH FLOW DATA
Cash provided by operating activities................  $  81,031    $   119,236
Cash used in investing activities....................   (141,579)    (1,924,016)
Cash provided by financing activities................     35,162      1,849,291

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

    The following discussion contains forward-looking statements that reflect Edison Mission Holdings Co.'s current expectations and projections about future events based on our knowledge of present facts and circumstances and our assumptions about future events. In this annual report, the words "expects," "believes," "anticipates," "estimates," "intends," "plans" and variations of these words and similar expressions are intended to identify forward-looking statements. These statements necessarily involve risks and uncertainties that could cause actual results to differ materially from those anticipated. The information contained in this discussion is subject to change without notice. Unless otherwise indicated, the information presented in this section is with respect to Edison Mission Holdings Co. and its consolidated subsidiaries.

GENERAL

    Edison Mission Holdings Co. is a special-purpose California corporation formed on October 7, 1998 for the purpose of facilitating the financing of the acquisition and, through its wholly-owned subsidiaries, acquiring, making improvements to and operating its three coal-fired electric generating units and related facilities. EME Homer City, an indirect subsidiary of Edison Mission Holdings Co., acquired the Homer City facilities on March 18, 1999 for a purchase price of approximately $1.8 billion. Although Edison Mission Holdings Co. was incorporated in 1998, it had no significant activity prior to the acquisition of the Homer City facilities.

    Edison Mission Energy is our parent company. Edison Mission Energy's ultimate parent company is Edison International, which also owns Southern California Edison, one of the largest electric utilities in the United States. Each of these companies is registered with the Securities and Exchange Commission (SEC) and has financial statements that are filed in accordance with rules enacted by the SEC. For more information regarding each of these companies, see their respective Forms 10-K for the year ended December 31, 2000.

    We derive revenue from the sale of energy and capacity into PJM and NYISO and from bilateral contracts with power marketers and load serving entities within PJM, NYISO and the surrounding markets. We have entered into a contract with a marketing affiliate for the sale of energy and capacity produced by the Homer City facilities, which enables this marketing affiliate to engage in forward sales and hedging. We pay the marketing affiliate fees of $0.02/MWh plus emission allowance fees. The net fees earned by the marketing affiliate were $1.5 million and $0.2 million for the years ended December 31, 2000 and 1999, respectively.

    EME Homer City believes there may also be opportunities to derive revenue from the sale of installed capacity and ancillary services. Under the terms of the Pennsylvania Electric Company and New York State Electric & Gas Transition Contracts, we have elected to exercise several options to sell capacity. These contracts expire by December 31, 2001. We also have the option to sell non-contracted capacity in PJM and NYISO. It is believed the Homer City units should be capable of producing revenues from the sale of voltage support based on previous utilization of the Homer City units.

RESULTS OF OPERATIONS

    As indicated above, we acquired the Homer City facilities on March 18, 1999 and, accordingly, the 1999 results of operations included only nine-and-a-half months of activity from the Homer City facilities compared to a full twelve months in 2000.

OPERATING REVENUES

    Operating revenues increased $96.1 million in 2000 compared to 1999 primarily as a result of having nine-and-a-half months of activity in 1999. Energy and capacity sales were made through a contract with a marketing affiliate. We generated 12,468 and 9,823 GWhr of electricity during 2000 and 1999, respectively, and had an availability factor of 80.2% and 86.8% during these periods. The availability factor decreased in 2000 from 1999 due to higher planned outages that were needed to complete our environmental improvements. The weighted average price for energy was $30/MWh during 2000 and 1999.

    Due to higher electric demand resulting from warmer weather during the summer months, electric revenues generated from the Homer City facilities are substantially higher during the third quarter.

OPERATING EXPENSES

    Operating expenses consisted of expenses for fuel, plant operations, depreciation and amortization, and administrative and general expenses. Fuel costs increased to $164.1 million in 2000 from $124.8 million in 1999, primarily as a result of only having nine-and-a-half months of activity in 1999. The average price of coal per ton was $28.95 and $31.12 during 2000 and 1999, respectively. The Homer City facilities benefit from access by truck to significant native coal reserves located within the western Pennsylvania portion of the North Appalachian region. Up to 95% of the coal used by Units 1 and 2 is supplied under existing contracts with regional mines that are located within 50 miles of the facility, while the remainder is purchased on the spot market. The coal for these units is cleaned by the coal-cleaning facility to reduce sulfur content. Unit 3 utilizes lower sulfur coal that is blended at an on-site coal blending facility.

    Plant operations costs increased to $79.1 million during 2000 from $56.8 million during 1999. Plant operations costs include labor and overhead, contract services, parts and supplies, and other administrative costs. Plant operations costs in 2000 were higher than 1999 costs due to a full year of operations of the Homer City facilities in 2000 and higher maintenance expenses during planned outages.

    Depreciation and amortization increased to $47.3 million during 2000 from $37.2 million during 1999. Depreciation expense primarily relates to the acquisition of the Homer City facilities, which are being depreciated over 39 years from the date of acquisition.

    Administrative and general expenses were $0.2 million and $1.0 million during 2000 and 1999, respectively. Administrative and general expenses include an allocation of Edison Mission Energy corporate overhead costs that decreased during 2000.

OTHER INCOME (EXPENSE)

    Interest expense was $74.8 million during 2000 compared to $53.7 million during 1999. The average interest rate on outstanding indebtedness was approximately 8.4% during both 2000 and 1999.

    Interest and other income was $2.5 million and $1.3 million during 2000 and 1999, respectively. Interest and other income primarily relates to interest earned on cash and cash equivalents.

PROVISION FOR INCOME TAXES

    Edison Mission Holdings Co. had an effective tax rate before extraordinary item of 44.6% during 2000 compared to a rate of 43.3% during 1999. The effective tax rates are higher than the federal statutory rate of 35% due to state income taxes.

EXTRAORDINARY LOSS

    The early repayment of the $800 million term loan in May 1999 resulted in an extraordinary loss of $2.9 million, net of income tax benefit of $2.1 million, attributable to the write-off of unamortized debt issue costs.

LIQUIDITY AND CAPITAL EXPENDITURES

    Net cash flow provided by Operating Activities was $81.0 million and $119.2 million for the years ended December 31, 2000 and 1999, respectively. Net cash flow provided by Operating Activities decreased $38.2 million from 1999 as a result of timing of working capital requirements. Net working capital was $76.0 million and $67.1 million at December 31, 2000 and 1999, respectively.

    In March 1999, EME Homer City completed the acquisition of the 1,884 MW Homer City Electric Generating Station and related facilities from GPU, Inc., New York State Electric & Gas Corporation and their respective affiliates. Consideration for the purchase was a cash payment of approximately
$1.8 billion.

    The acquisition was financed through a capital contribution by Edison Mission Energy of approximately $1.1 billion and a short-term loan of approximately $800 million. The short-term loan was subsequently replaced by $830 million of senior secured bonds.

    On May 27, 1999, we completed a private offering of $300 million aggregate principal amount of Series A Senior Secured Bonds and $530 million aggregate principal amount of Series B Senior Secured Bonds. The net proceeds of the sale of the bonds were used to repay the outstanding principal of, and to permanently reduce the bank commitments associated with the term loans, and to repay a portion of Edison Mission Energy's equity investment in us in the form of a distribution. We intend to use amounts available under our $250 million five-year term loan facility to fund the environmental capital improvements to the Homer City units; we had drawn $182 million under the facility at December 31, 2000. We may use amounts available under our $50 million five-year revolving credit facility for general working capital purposes. All outstanding amounts under the $50 million five-year revolving credit facility will be repaid each year on the anniversary of the issuance of the bonds. As of December 31, 2000, there were no outstanding amounts under the $50 million five-year revolving credit facility. Under specified conditions, we may have access to additional liquidity in a debt service reserve account.

    We intend to invest approximately $281 million for the environmental capital improvements to the Homer City units, including a selective catalytic reduction system on all three units and a flue gas desulfurization system on Unit 3, under a fixed price, turnkey engineering, procurement and construction contract. These improvements are scheduled to be installed during 2001. Capital expenditures for the year ended December 31, 2000 were $141.6 million, primarily related to the flue gas desulfurization system on Unit 3 and the selective catalytic reduction systems. The environmental improvements will enhance the economics of the Homer City units by reducing fuel costs, nitrogen oxide allowance purchases and sulfur dioxide allowance purchases. We expect to spend approximately $67 million during 2001 on capital expenditures for environmental capital improvements to the Homer City facility. These capital expenditures are being financed through our $250 million five-year term loan facility.

OTHER COMMITMENTS AND CONTINGENCIES

    Our parent, Edison Mission Energy, has issued a Credit Support Guarantee, under which it must make up to $42 million in payments under specified conditions. The Credit Support Guarantee is available until December 31, 2001 as additional cash flow to supplement any shortfalls in cash from operations that may be used to pay our debt service obligations on the bonds and our other senior secured debt. In addition, we have an obligation under our bond financing to maintain a debt service reserve equal to six months the projected amount of debt service following the payment of a distribution which can be satisfied through cash, a letter of credit or a parent company guaranty. At December 31, 2000, Edison Mission Energy provided a $35 million guaranty of our debt service reserve obligation. We are in the process of finalizing a letter of credit of approximately $35 million to replace the guaranty provided by Edison Mission Energy.

    We have entered into several fuel purchase agreements with various third-party suppliers for the purchase of bituminous steam coal. These contracts call for the purchase of a minimum quantity of coal over the term of the contracts, which extend from one to seven years from December 31, 2000, with an option at our discretion to purchase additional amounts of coal as stated in the agreements. Our contractual commitments for the purchase of coal, subject to adjustment, are currently estimated to aggregate $533 million during the next five years, summarized as follows: $142 million in 2001; $141 million in 2002; $103 million in 2003; $106 million in 2004; and $41 million in 2005.

MARKET RISK EXPOSURES

    Prior to March 18, 1999, we had engaged in no operations since our formation in October 1998. There are no separate financial statements available with regard to the operations of the Homer City facilities prior to our taking ownership because their operations were fully integrated with, and their results of operations were consolidated into, the former owners of the Homer City facilities. In addition, the electric output of the Homer City units was sold based on rates set by regulatory authorities. As a result of the above factors and because electricity rates are now set by the operation of market forces, the historical financial data with respect to the Homer City facilities is not meaningful or indicative of our future results. Our results of operations in the future will depend primarily on revenues from the sale of energy, capacity and other related products, and the level of our operating expenses.

COMMODITY PRICE RISK

    With the exception of revenue generated by the Pennsylvania Electric Company and New York State Electric & Gas Transition Contracts, which expire in
December 2001, and from bilateral contracts for the sale of electricity with third-party load serving entities and power marketers, our revenues and results of operations are dependent upon prevailing market prices for energy, capacity and ancillary services in the PJM, NYISO and other competitive markets. Among the factors that influence the market prices for energy, capacity and ancillary services in PJM and NYISO are:

    - prevailing market prices for fuel oil, coal and natural gas and associated transportation costs;

    - the extent of additional supplies of capacity, energy and ancillary services from current competitors or new market entrants, including the development of new generation facilities that may be able to produce electricity at a lower cost;

    - transmission congestion in PJM and/or NYISO;

    - the extended operation of nuclear generating plants in PJM and NYISO beyond their presently expected dates of decommissioning;

    - weather conditions prevailing in PJM and NYISO from time to time; and

    - the possibility of a reduction in the projected rate of growth in electricity usage as a result of factors such as regional economic conditions and the implementation of conservation programs.

    Our risk management policy allows for the use of derivative financial instruments through our marketing affiliate to limit financial exposure to energy prices for non-trading purposes. Our marketing affiliate's risk management activities give rise to commodity price risk, which represents the potential loss that can be caused by a change in the market value of a particular commodity. Commodity price risks are actively monitored to ensure compliance with our risk management policies. Policies are in place which limit the amount of total net exposure we may enter into at any point in time. Procedures exist which allow for monitoring of all commitments and positions with daily reporting to senior management. Our marketing affiliate performs a "value at risk" analysis in our daily business to measure, monitor and control our overall market risk exposure. The use of value at risk allows management to aggregate overall risk, compare risk on a consistent basis and identify the drivers of the risk. Value at risk measures the worst expected loss over a given time interval, under normal market conditions, at a given confidence level. Given the inherent limitations of value at risk and relying on a single risk measurement tool, our marketing affiliate supplements this approach with industry "best practice" techniques, including the use of stress testing and worst-case scenario analysis, as well as stop limits and counterparty credit exposure limits.

    Our marketing affiliate has the following energy price hedges outstanding on the dates presented:

                                                        DECEMBER 31,
                                          -----------------------------------------
                                                 2000                  1999
                                          -------------------   -------------------
                                          NOTIONAL   CONTRACT   NOTIONAL   CONTRACT
                                           AMOUNT    EXPIRES     AMOUNT    EXPIRES
                                          --------   --------   --------   --------
                                                       (IN THOUSANDS)
Energy contracts:
Forwards................................  $456,564     2002          --        --
Options.................................     3,456     2001     $47,328      2001
Swaps...................................       800     2001          --        --

    The following table summarizes the fair values for outstanding financial instruments used for price risk management activities by instrument type:

                                                        DECEMBER 31,
                                        ---------------------------------------------
                                                2000                    1999
                                        ---------------------   ---------------------
                                        CARRYING                CARRYING
                                         AMOUNT    FAIR VALUE    AMOUNT    FAIR VALUE
                                        --------   ----------   --------   ----------
                                                       (IN THOUSANDS)
Commodity price:
Forwards..............................      --     $(117,803)        --          --
Options...............................    $594         1,811     $3,533      $3,533
Swaps.................................      --          (892)        --          --

    A 10% increase in electricity forward prices would result in an $11.7 million decrease in the fair market value of energy contracts at December 31, 2000 entered into by our marketing affiliate. A 10% decrease in electricity forward prices would result in an $11.7 million increase in the fair market value of energy contracts at December 31, 2000 entered into by our marketing affiliate.

    We provide credit support for an affiliate that enters into various electric energy transactions, including futures and swap agreements. These credit support guarantees are not subordinate to the Senior Secured Bonds and are senior unsecured obligations of Edison Mission Holdings Co. At December 31, 2000, we provided guarantees totaling $178.4 million as credit support for financial and energy contracts entered into by affiliates. This guarantee provides that we will perform the obligations of affiliates in the event of non-performance by them. We could be exposed to the risk of higher electric energy prices in the event of non-performance by a counterparty. However, we do not anticipate non-performance by a counterparty and the marketing affiliate.

INTEREST RATE RISK

    We have mitigated the risk of interest rate fluctuations by arranging for fixed rate financing for the majority of our project financings. Interest rate changes affect the borrowings under our working capital and capital improvement credit facilities that are utilized to fund cash needs of the Homer City facilities. We do not believe that interest rate fluctuations will have a materially adverse effect on our financial position or results of operations.

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

    We expect that the implementation of the Clean Air Act Amendments of 1990 will result in increased capital expenditures and operating expenses. We expect to spend approximately $67 million during 2001 to install upgrades to the environmental controls at the Homer City plant to control sulfur dioxide and nitrogen oxide emissions.

    On November 3, 1999, the United States Department of Justice filed suit against a number of electric utilities for alleged violations of the Clean Air Act's "new source review" requirements related to modifications of air emissions sources at electric generating stations located in the southern and midwestern regions of the United States. Several states have joined these lawsuits. In addition, the United States Environmental Protection Agency has also issued administrative notices of violation alleging similar violations at additional power plants owned by some of the same utilities named as defendants in the Department of Justice lawsuit, as well as other utilities, and also issued an administrative order to the Tennessee Valley Authority for similar violations at certain of its power plants. The Environmental Protection Agency has also issued requests for information pursuant to the Clean Air Act to numerous other electric utilities, including the prior owners of the Homer City plant, seeking to determine whether these utilities also engaged in activities that may have been in violation of the Clean Air Act's new source review requirements.

    To date, one utility, the Tampa Electric Company, has reached a formal agreement with the United States to resolve alleged new source review violations. Two other utilities, the Virginia Electric & Power Company and Cinergy Corp., have reached agreements in principle with the Environmental Protection Agency. In each case, the settling party has agreed to incur over $1 billion in expenditures over several years for the installation of additional pollution control, the retirement or repowering of coal-fired generating units, supplemental environmental projects and civil penalties. These agreements provide for a phased approach to achieving required emission reductions over the next 10 to 15 years. The settling utilities have also agreed to pay civil penalties ranging from $3.5 million to $8.5 million.

    Prior to our purchase of the Homer City plant, the Environmental Protection Agency requested information from the prior owners of the plant concerning physical changes at the plant. We have been in informal voluntary discussion with the Environmental Protection Agency relating to these facilities, which may also include payment of civil fines. We cannot assure you that we will reach a satisfactory agreement or that these facilities will not be subject to proceedings in the future. Depending on the outcome of the proceedings, we could be required to invest in additional pollution control requirements, over and above the upgrades we are planning to install, and could be subject to fines and penalties.

    A new ambient air quality standard was adopted by the Environmental Protection Agency in July 1997 to address emissions of fine particulate matter. It is widely understood that attainment of the fine particulate matter standard may require reductions in nitrogen oxides and sulfur dioxides, although under the time schedule announced by the Environmental Protection Agency when the new standard was adopted, non-attainment areas were not to have been designated until 2002 and control measures to meet the standard were not to have been identified until 2005. In May 1999, the United States Court of Appeals for the District of Columbia Circuit held that Section 109(b)(l) of the Clean Air Act, the section of the Clean Air Act requiring the promulgation of national ambient air quality standards, as interpreted by the Environmental Protection Agency, was an unconstitutional delegation of legislative power. The Court of Appeals remanded both the fine particulate matter standard and the revised ozone standard to allow the EPA to determine whether it could articulate a constitutional application of Section 109(b)(l). On February 27, 2001, the Supreme Court, in WHITMAN V. AMERICAN TRUCKING ASSOCIATIONS, INC., reversed the Circuit Court's judgment on this issue and remanded the case back to the Court of Appeals to dispose of any other preserved challenges to the particulate matter and ozone standards. Accordingly, as the final application of the revised particulate matter ambient air quality standard is potentially subject to further judicial proceedings, the impact of this standard on our facilities is uncertain at this time.

    On December 20, 2000, the Environmental Protection Agency issued a regulatory finding that it is "necessary and appropriate" to regulate emissions of mercury (and other hazardous air pollutants) from coal-fired power plants. The agency has added coal-fired power plants to the list of source categories under Section 112(c) of the Clean Air Act for which "maximum available control technology" standards will be developed. Eventually, unless overturned or reconsidered, the Environmental Protection Agency will issue technology-based standards that will apply to every coal-fired unit owned by us or our affiliates in the United States. This section of the Clean Air Act provides only for technology-based standards, and does not permit market-trading options (although emissions may be traded within a particular source). Until the standards are actually promulgated, the potential cost of these control technologies cannot be estimated, and we cannot evaluate the potential impact on the operations of our facilities.

    Since the adoption of the United Nations Framework on Climate Change in 1992, there has been worldwide attention with respect to greenhouse gas emissions. In December 1997, the Clinton Administration participated in the Kyoto, Japan negotiations, where the basis of a Climate Change treaty was formulated. Under the treaty, known as the Kyoto Protocol, the United States would be required, by 2008-2012, to reduce its greenhouse gas emissions by 7% from 1990 levels. However, because of opposition to the treaty in the United States Senate, the Kyoto Protocol has not been submitted to the Senate for ratification. Although legislative developments on the federal and state level related to controlling greenhouse gas emissions are beginning, we are not aware of any state legislative developments in the states in which we operate. If the United States ratifies the Kyoto Protocol or we otherwise become subject to limitations on emissions of carbon dioxide from our plants, these requirements could have a significant impact on our operations.

    The Comprehensive Environmental Response, Compensation, and Liability Act, which is also known as CERCLA, and similar state statutes, require the cleanup of sites from which there has been a release or threatened release of hazardous substances. As of the date of this report, we are unaware of any material liabilities under CERCLA or similar state statutes; however, we cannot assure you that we will not incur such liability in the future.

    In connection with our purchase of the Homer City facilities on March 18, 1999, we acquired the Two Lick Creek Dam and Reservoir. Acid mine drainage discharges from the Penn Hill No. 2 and Dixon Run No. 3 inactive deep mines were being collected and partially treated on the reservoir property by Stanford Mining Company before being pumped off the property for additional treatment at the nearby Chestnut Ridge Treatment Plant. The mining company filed for bankruptcy and operated the collection and treatment system until May 1999 when its assets were allegedly depleted.

    The Pennsylvania Department of Environmental Protection (PADEP) initially advised us that we were potentially liable for treating the two discharges solely because of our ownership of the property on which the discharges emanated. Without any admission of our liability, we voluntarily entered into a Letter Agreement to fund the operation of the collection and treatment system for an interim period until the agency completed its investigation of potentially liable parties and alternatives for permanent treatment of the discharges were evaluated. After examining property records, PADEP concluded that we are only responsible for treating the Dixon Run No. 3 discharge. The agency has not completed its investigation of other potentially responsible parties, particularly mining companies that previously operated the two mines.

    A draft consent agreement that addresses remedial responsibilities for the two discharges has been prepared by PADEP. Under its terms, we are responsible for designing and implementing a permanent system to collect and treat the Dixon Run No. 3 discharge and the state will provide funding to a local watershed association to develop and operate a collection and treatment system for the other discharge. When the Dixon Run No. 3 treatment system becomes operational, we will discontinue our funding of the existing collection and treatment system. We will also be reimbursed a portion of the operational costs of that system.

    The cost of operating the collection and treatment system is approximately $15,000 per month. We are evaluating options for permanent treatment of the Dixon Run No. 3 discharge, including a passive system involving wetlands treatment. The cost of a passive treatment system is estimated to be $1 million, but its operational costs are considerably less than those of a conventional chemical treatment system.

STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 133

    Effective January 1, 2001, Edison Mission Energy adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. For derivatives that qualify for hedge accounting, depending on the nature of the hedge, changes in fair value are either offset by changes in the fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value is immediately recognized in earnings.

    Upon adoption of SFAS No. 133, we will record all derivatives associated with our risk management activities at fair value unless the derivatives qualify for the normal sales and purchases exception. We expect that a portion of our risk management activities related to forward physical purchases or sales will qualify for this exception. For derivatives associated with our risk management activities that do not qualify as normal sales and purchases, we expect our financial instruments will qualify as a cash flow hedge with appropriate adjustments made to other comprehensive income. The cumulative effect on prior years' net income resulting from the change in accounting for derivatives in accordance with SFAS No. 133 is not expected to be material.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Information responding to Item 7A is filed with this report under Item 7. "Management's Discussion and Analysis of Results of Operations and Financial Condition."

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The financial information required by Item 8 is set forth on pages 35 through 93.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The members of our current board of directors are elected by, and serve until their successors are elected by, our sole stockholder, Edison Mission Energy. All officers are elected from time to time by our board of directors and hold office at its discretion. Our board of directors currently contains six members. The board of directors or our sole stockholder may elect to appoint additional directors from time to time.

    Listed below are our current directors and executive officers and their ages and positions with us as of March 20, 2001.

NAME                                          AGE                           POSITION
----                                        --------   ---------------------------------------------------
Georgia R. Nelson.........................     51      Director, President
John K. Deshong...........................     46      Director, Vice President
Ronald L. Litzinger.......................     41      Director
Kevin M. Smith............................     43      Director, Vice President, Principal Accounting
                                                       Officer
Martha A. Spikes..........................     45      Director, Vice President and Secretary
Raymond W. Vickers........................     58      Director

    Described below are the principal occupations and business activities of our directors and executive officers for the past five years, in addition to their positions indicated above.

    MS. NELSON has been director and president of Edison Mission Holdings Co. since August 2000. Ms. Nelson has been senior vice president of Edison Mission Energy since January 1996 and has been president of Midwest Generation EME, LLC since May 1999. From January 1996 until June 1999, Ms. Nelson was senior vice president of Edison Mission Energy's Worldwide Operations. Ms. Nelson was division president of Edison Mission Energy's Americas region from January 1996 to January 1998. Prior to joining Edison Mission Energy, Ms. Nelson served as senior vice president of Southern California Edison from June 1995 until December 1995 and vice president of Southern California Edison from June 1993 until May 1995.

    MR. DESHONG has been a director and vice president of Edison Mission Holdings Co. since August 2000. Mr. Deshong has been vice president of Tax for Edison Mission Energy since June 2000. Mr. Deshong served as regional vice president of Tax of Edison Mission Energy's Americas region from November 1998 to June 2000. Mr. Deshong has served as director, Tax Planning & Special Projects to Edison Mission Energy from April 1997 to November 1998. Prior to joining Edison Mission Energy, Mr. Deshong was director of Tax at United States Enrichment Corporation from December 1995 to April 1997. Prior to that,
Mr. Deshong was senior tax advisor at Mobil Corporation from April 1993 to December 1995.

    MR. LITZINGER has been a director of Edison Mission Holdings Co. since August 2000. Mr. Litzinger has been senior vice president of Edison Mission Energy's Worldwide Operations since June 1999. Mr. Litzinger served as vice president of Edison Mission Energy's O&M Business Development from
December 1998 to May 1999. Mr. Litzinger has been with Edison Mission Energy since November 1995 serving as both regional vice president of O&M Business Development and manager of O&M Business Development until December 1998. Prior to joining Edison Mission Energy, Mr. Litzinger was a reliability supervisor with Texaco Refining and Marketing, Inc. from March 1995 to October 1995 and prior to that held numerous management positions with Southern California Edison since June 1986.

    MR. SMITH has been a director of Edison Mission Holdings Co. since
October 1998. Since February 2000, Mr. Smith has been a vice president and the principal accounting officer of Edison Mission Holdings Co. Mr. Smith has been senior vice president and chief financial officer of Edison Mission Energy since May 1999. Mr. Smith served as treasurer of Edison Mission Energy from
September 1992 until February 2000 and was elected a vice president in 1994.
Mr. Smith served as regional vice president of Edison Mission Energy's Americas region from March 1998 until September 1999.

    MS. SPIKES has been a director, vice president and secretary of Edison Mission Holdings Co. since October 1998. Ms. Spikes has been corporate secretary of Edison Mission Energy since July 1996. Ms. Spikes has served as corporate and project counsel to Edison Mission Energy since 1991.

    MR. VICKERS has been a director of Edison Mission Holdings Co. since
March 1999. Mr. Vickers has been senior vice president and general counsel of Edison Mission Energy since March 1999. Prior to joining Edison Mission Energy, Mr. Vickers was a partner with the law firm of Skadden, Arps, Slate, Meagher & Flom LLP since 1989.

ITEM 11.  EXECUTIVE COMPENSATION

    Our officers receive compensation from Edison Mission Energy and receive no compensation from us. For information concerning the compensation of the chief executive officer and four most highly paid executive officers, other than the chief executive officer, of Edison Mission Energy, see Edison Mission Energy's Form 10-K for the year ended December 31, 2000, which is incorporated by reference. For information concerning the benefit plans maintained by Edison Mission Energy for our officers and employees, see Edison Mission Energy's
Form 10-K for the year ended December 31, 2000, which is incorporated by reference.

    Our directors receive no compensation for their service as directors.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

CERTAIN BENEFICIAL OWNERS

    Set forth below is certain information regarding each person who is known by us to be the beneficial owner of more than five percent of our common stock.

                              NAME AND ADDRESS OF        AMOUNT AND NATURE OF
TITLE OF CLASS                 BENEFICIAL OWNER            BENEFICIAL OWNER       PERCENT OF CLASS
--------------             -------------------------   -------------------------  ----------------
Common Stock, no par       Edison Mission Energy       100 shares held directly          100%
  value..................  18101 Von Karman Avenue     and with exclusive voting
                           Suite 1700                  and investment power
                           Irvine, CA 92612

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The following is a summary of the intercompany relationships and related transactions. The terms of these transactions with affiliated entities are no more favorable than those that would have been agreed upon by third parties on an arm's length basis.

ENERGY SALES AND EMISSION ALLOWANCE AGREEMENTS

    EME Homer City has entered into contracts with a marketing affiliate for the sale of energy and capacity produced by the Homer City units and the purchase or sale of emission allowances, which enables this marketing affiliate to engage in forward sales and hedging transactions. EME Homer City pays the marketing affiliate a fee currently set at $0.02/MWh plus emission allowance fees, which resulted in net fees earned of approximately $1.5 million and $0.2 million during 2000 and 1999, respectively. All revenue from physical sales transactions executed by the marketing affiliate is being deposited into a revenue account. Edison Mission Holdings Co. provides credit support for its marketing affiliate related to various electric energy transactions, including futures and swap agreements. These credit support guarantees are not subordinate to the Senior Secured Bonds and are senior unsecured obligations of Edison Mission Holdings Co. At December 31, 2000, Edison Mission Holdings Co. provided guarantees totaling $178.4 million in support of contracts entered into by affiliates.

RELATIONSHIP OF EDISON MISSION HOLDINGS CO. AND THE GUARANTORS TO EDISON MISSION
  ENERGY

    Edison Mission Holdings Co. and each subsidiary guarantor has been organized and operated as a legal entity separate and apart from Edison Mission Energy, Edison International and any other affiliates of Edison Mission Energy or Edison International, and, accordingly, our assets and the assets of our subsidiary guarantors will not be generally available to satisfy the obligations of Edison Mission Energy, Edison International or any other affiliates of Edison Mission Energy or Edison International. However, our unrestricted cash and that of our subsidiary guarantors or other assets which are available for distribution may, subject to applicable law and the terms of financing arrangements of these parties, be advanced, loaned, paid as dividends or otherwise distributed or contributed to Edison International, Edison Mission Energy or any of their affiliates. Edison Mission Energy and Edison International are not obligated to make any payments under the bonds, except for the Credit Support Guarantee.

SERVICES AGREEMENTS

    Administrative services such as payroll, employee benefit programs and information technology, all performed by Edison International or Edison Mission Energy, are shared among all affiliates of Edison International, and the costs of these corporate support services are allocated to all affiliates, including us. Costs are allocated based on one of the following formulas: percentage of time worked, equity in investment and advances, number of employees, or multi-factor, including operating revenues, operating expenses, total assets and number of employees. In addition, services of Edison International or Edison Mission Energy are sometimes directly requested by us, and those services are performed for our benefit. Labor and expenses of these directly requested services are specifically identified and billed at cost. We believe the allocation methodologies utilized are reasonable. We made reimbursements for the cost of these programs and other services, which amounted to $30.3 million and $19.0 million during 2000 and 1999, respectively.

LOAN TO OUR PRESIDENT

    In July 1999, Edison Mission Energy, our parent, made an interest-free loan to Georgia R. Nelson, Director and President of Edison Mission Holdings Co., in the amount of $179,800 in exchange for a note executed by Ms. Nelson and payable 365 days following the conclusion of her assignment in Chicago, Illinois.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1)  LIST OF FINANCIAL STATEMENTS

         See Index to Financial Statements on page 35 of this report.

    (2)  LIST OF FINANCIAL STATEMENT SCHEDULES

         Schedules have been omitted since the required information is not present in amounts sufficient to require submission of the schedule, or because the required information is included in the financial statements or notes thereto referenced in (a)(1) above.

(b)      REPORTS ON FORM 8-K

         None.

(c)      EXHIBITS

EXHIBIT NO.                                     DESCRIPTION
-----------             ------------------------------------------------------------
  3.1                   Articles of Incorporation of Edison Mission Holdings Co.
                        Originally filed with Edison Mission Holdings Co.'s
                        Registration Statement on Form S-4 to the Securities and
                        Exchange Commission on December 3, 1999.

  3.2                   Certificate of Amendment of Articles of Incorporation of
                        Edison Mission Holdings Co. Originally filed with Edison
                        Mission Holdings Co.'s Registration Statement on Form S-4 to
                        the Securities and Exchange Commission on December 3, 1999.

  3.3                   By-Laws of Edison Mission Holdings Co. Originally filed with
                        Edison Mission Holdings Co.'s Registration Statement on
                        Form S-4 to the Securities and Exchange Commission on
                        December 3, 1999.

  3.4                   Articles of Incorporation of Edison Mission Finance Co.
                        Originally filed with Edison Mission Holdings Co.'s
                        Registration Statement on Form S-4 to the Securities and
                        Exchange Commission on December 3, 1999.

  3.5                   By-Laws of Edison Mission Finance Co. Originally filed with
                        Edison Mission Holdings Co.'s Registration Statement on
                        Form S-4 to the Securities and Exchange Commission on
                        December 3, 1999.

  3.6                   Articles of Incorporation of Homer City Property
                        Holdings, Inc. Originally filed with Edison Mission Holdings
                        Co.'s Registration Statement on Form S-4 to the Securities
                        and Exchange Commission on December 3, 1999.

  3.7 By-Laws of Homer City Property Holdings, Inc. Originally filed with Edison Mission Holdings Co.'s Registration
                        Statement on Form S-4 to the Securities and Exchange
                        Commission on December 3, 1999.

  3.8                   Articles of Incorporation of Mission Energy Westside, Inc.
                        Originally filed with Edison Mission Holdings Co.'s
                        Registration Statement on Form S-4 to the Securities and
                        Exchange Commission on December 3, 1999.

  3.9                   Certificate of Amendment to Articles of Incorporation of
                        Mission Energy Westside, Inc. Originally filed with Edison
                        Mission Holdings Co.'s Registration Statement on Form S-4 to
                        the Securities and Exchange Commission on December 3, 1999.

EXHIBIT NO.                                     DESCRIPTION
-----------             ------------------------------------------------------------
  3.10                  By-Laws of Mission Energy Westside, Inc. Originally filed
                        with Edison Mission Holdings Co.'s Registration Statement on
                        Form S-4 to the Securities and Exchange Commission on
                        December 3, 1999.

  3.11                  Articles of Incorporation of Chestnut Ridge Energy Company.
                        Originally filed with Edison Mission Holdings Co.'s
                        Registration Statement on Form S-4 to the Securities and
                        Exchange Commission on December 3, 1999.

  3.12                  By-Laws of Chestnut Ridge Energy Company. Originally filed with Edison Mission Holdings Co.'s Registration Statement on
                        Form S-4 to the Securities and Exchange Commission on
                        December 3, 1999.

  3.13                  EME Homer City Generation L.P. Agreement of Limited
                        Partnership. Originally filed with Edison Mission Holdings
                        Co.'s Registration Statement on Form S-4 to the Securities and Exchange Commission on December 3, 1999.

  4.1                   Indenture, dated as of May 27, 1999, between Edison Mission
                        Holdings Co. and United States Trust Company of New York, as
                        Trustee, incorporated by reference to Exhibit 4.1 to Edison
                        Mission Holdings Co.'s Registration Statement on Form S-4 to
                        the Securities and Exchange Commission on December 3, 1999.

 10.1                   Exchange and Registration Rights Agreement, dated as of
                        May 27, 1999, by and among the Initial Purchasers named therein, the Guarantors named therein and Edison Mission
                        Holdings Co., incorporated by reference to Exhibit 10.1 to Edison Mission Holdings Co.'s Registration Statement on
                        Form S-4 to the Securities and Exchange Commission on
                        December 3, 1999.

 10.2 Executive Supplemental Benefit Program, incorporated by reference to Exhibits to Forms 10-K filed by SCEcorp (File
                        No. 1-2313).

 10.3 1981 Deferred Compensation Agreement, incorporated by reference to Exhibits to Forms 10-K filed by SCEcorp (File
                        No. 1-2313).

 10.4                   1985 Deferred Compensation Agreement for Executives,
                        incorporated by reference to Exhibits to Forms 10-K filed by
                        SCEcorp (File No. 1-2313).

 10.5                   1987 Deferred Compensation Plan for Executives, incorporated by reference to Exhibits to Forms 10-K filed by SCEcorp
                        (File No. 1-2313).

 10.6                   1988 Deferred Compensation Plan for Executives, incorporated by reference to Exhibits to Forms 10-K filed by SCEcorp
                        (File No. 1-2313).

 10.7                   1989 Deferred Compensation Plan for Executives, incorporated by reference to Exhibits to Forms 10-K filed by SCEcorp
                        (File No. 1-9936).

 10.8                   1990 Deferred Compensation Plan for Executives, incorporated by reference to Exhibits to Forms 10-K filed by SCEcorp
                        (File No. 1-9936).

 10.9                   Annual Deferred Compensation Plan for Executives,
                        incorporated by reference to Exhibits to Forms 10-K filed by
                        SCEcorp (File No. 1-9936).

 10.10 Executive Retirement Plan for Executives, incorporated by reference to Exhibits to Forms 10-K filed by SCEcorp (File
                        No. 1-2313).

EXHIBIT NO.                                     DESCRIPTION
-----------             ------------------------------------------------------------
 10.11                  Estate and Financial Planning Program for Executive
                        Officers, incorporated by reference to Exhibits to
                        Forms 10-K filed by SCEcorp (File No. 1-9936).

 10.12 Transition Power Purchase Agreement, dated August 1, 1998, between New York State Electric & Gas Corporation and
                        Mission Energy Westside, Inc, incorporated by reference to
                        Exhibit 10.52 to Edison Mission Energy's Form 10-K for the year ended December 31, 1998.

 10.13 Transition Power Purchase Agreement, dated August 1, 1998, between Pennsylvania Electric Company and Mission Energy
                        Westside, Inc., incorporated by reference to Exhibit 10.53 to Edison Mission Energy's Form 10-K for the year ended
                        December 31, 1998.

 10.14                  Guarantee, dated August 1, 1998, between Edison Mission
                        Energy, Pennsylvania Electric Company, NGE Generation, Inc.
                        and New York State Electric & Gas Corporation, incorporated by reference to Exhibit 10.54 to Edison Mission Energy's
                        Form 10-K for the year ended December 31, 1998.

 10.15                  Credit Agreement, dated March 18, 1999, among Edison Mission
                        Holdings Co. and Certain Commercial Lending Institutions,
                        and Citicorp USA, Inc., incorporated by reference to
                        Exhibit 10.55 to Edison Mission Energy's Form 8-K dated
                        March 18, 1999.

 10.16                  Guarantee and Collateral Agreement made by Edison Mission
                        Holdings Co., Edison Mission Finance Co., Homer City
                        Property Holdings, Inc., Chestnut Ridge Energy Co., Mission
                        Energy Westside, Inc., EME Homer City Generation L.P. and
                        Edison Mission Energy in favor of United States Trust
                        Company of New York, dated as of March 18, 1999,
                        incorporated by reference to Exhibit 10.56 to Edison Mission
                        Energy's Form 8-K dated March 18, 1999.

 10.16.1 Amendment No. 1 to the Guarantee and Collateral Agreement, dated May 27, 1999, between Edison Mission Holdings Co.,
                        Edison Mission Finance Co., Homer City Property
                        Holdings, Inc., Chestnut Ridge Energy Company, Mission
                        Energy Westside, Inc., EME Homer City Generation L.P. and
                        Edison Mission Energy in favor of United States Trust
                        Company of New York, incorporated by reference to
                        Exhibit 10.56.1 to Amendment No. 1 of Edison Mission
                        Holdings Co.'s Registration Statement on Form S-4 to the
                        Securities and Exchange Commission on February 8, 2000.

 10.16.2                Open-End Mortgage, Security Agreement and Assignment of
                        Leases and Rents, dated March 18, 1999, from EME Homer City
                        Generation L.P. to United States Trust Company of New York,
                        incorporated by reference to Exhibit 10.56.2 to Amendment
                        No. 1 of Edison Mission Holdings Co.'s Registration
                        Statement on Form S-4 to the Securities and Exchange
                        Commission on February 8, 2000.

 10.16.3                Amendment No. 1 to the Open-End Mortgage, Security Agreement
                        and Assignment of Leases and Rents, dated May 27, 1999, from
                        EME Homer City Generation L.P. to United States Trust
                        Company of New York, incorporated by reference to
                        Exhibit 10.56.3 to Amendment No. 1 of Edison Mission
                        Holdings Co.'s Registration Statement on Form S-4 to the
                        Securities and Exchange Commission on February 8, 2000.

 10.17                  Collateral Agency and Intercreditor Agreement among Edison
                        Mission Holdings Co., Edison Mission Finance Co., Homer City
                        Property Holdings, Inc., Chestnut Ridge Energy Co., Mission
                        Energy Westside, Inc., EME Homer City Generation L.P., The
                        Secured Parties' Representatives, Citicorp USA, Inc. as
                        Administrative Agent and United States Trust Company of
                        New York, as Collateral Agent, dated as of March 18, 1999, incorporated by reference to Exhibit 10.57 to Edison Mission
                        Energy's Form 8-K dated March 18, 1999.

EXHIBIT NO.                                     DESCRIPTION
-----------             ------------------------------------------------------------
 10.18                  Security Deposit Agreement among Edison Mission Holdings
                        Co., Edison Mission Finance Co., Homer City Property
                        Holdings, Inc., Chestnut Ridge Energy Co., Mission Energy
                        Westside, Inc., EME Homer City Generation L.P. and United
                        States Trust Company of New York, as Collateral Agent, dated as of March 18, 1999, incorporated by reference to
                        Exhibit 10.58 to Edison Mission Energy's Form 8-K dated
                        March 18, 1999.

 10.18.1                Amendment No. 1 to the Security Deposit Agreement, dated
                        May 27, 1999, between Edison Mission Holdings Co., Edison
                        Mission Finance Co., Homer City Property Holdings, Inc.,
                        Chestnut Ridge Energy Company, Mission Energy
                        Westside, Inc., EME Homer City Generation L.P. and United
                        States Trust Company of New York, as Collateral Agent, incorporated by reference to Exhibit 10.58.1 to Amendment
                        No. 1 of Edison Mission Holdings Co.'s Registration
                        Statement on Form S-4 to the Securities and Exchange
                        Commission on February 8, 2000.

 10.19 Credit Support Guarantee, dated as of March 18, 1999, made by Edison Mission Energy in favor of United States Trust
                        Company of New York, incorporated by reference to
                        Exhibit 10.59 to Edison Mission Energy's Form 8-K dated
                        March 18, 1999.

 10.19.1                Amendment No. 1 to the Credit Support Guarantee, dated
                        May 27, 1999, made by Edison Mission Energy in favor of
                        United States Trust Company of New York, incorporated by
                        reference to Exhibit 10.59.1 to Amendment No. 1 of Edison
                        Mission Holdings Co.'s Registration Statement on Form S-4 to
                        the Securities and Exchange Commission on February 8, 2000.

 10.20                  Debt Service Reserve Guarantee, dated as of March 18, 1999, made by Edison Mission Energy in favor of United States
                        Trust Company of New York on behalf of the various financial institutions (Lenders) as are or may become parities to the
                        Credit Agreement, dated as of March 18, 1999, among Edison
                        Mission Holdings Co., the Lenders and Citicorp USA, Inc.,
                        incorporated by reference to Exhibit 10.60 to Edison Mission
                        Energy's Form 8-K dated March 18, 1999.

 10.20.1                Amendment No. 1 to the Debt Service Reserve Guarantee, dated
                        May 27, 1999, made by Edison Mission Energy in favor of
                        United States Trust Company of New York, incorporated by
                        reference to Exhibit 10.60.1 to Amendment No. 1 of Edison
                        Mission Holdings Co.'s Registration Statement on Form S-4 to
                        the Securities and Exchange Commission on February 8, 2000.

 10.20.2 Bond Debt Service Reserve Guarantee, dated May 27, 1999, made by Edison Mission Energy in favor of United States
                        Trust Company of New York, incorporated by reference to
                        Exhibit 10.60.2 to Amendment No. 1 of Edison Mission
                        Holdings Co.'s Registration Statement on Form S-4 to the
                        Securities and Exchange Commission on February 8, 2000.

 10.20.3                Intercompany Loan Subordination Agreement, dated March 18,
                        1999, among Edison Mission Holdings Co., Edison Mission
                        Finance Co., Homer City Property Holdings, Inc., Chestnut
                        Ridge Energy Co., Mission Energy Westside, Inc., EME Homer
                        City Generation L.P. and United States Trust Company of
                        New York, incorporated by reference to Exhibit 10.60.3 to Amendment No. 2 of Edison Mission Holdings Co.'s
                        Registration Statement on Form S-4 to the Securities and
                        Exchange Commission on February 29, 2000.

EXHIBIT NO.                                     DESCRIPTION
-----------             ------------------------------------------------------------
 10.21                  Credit Agreement, dated March 18, 1999, among Edison Mission
                        Energy and Certain Commercial Lending Institutions, and
                        Citicorp USA, Inc., incorporated by reference to
                        Exhibit 10.61 to Edison Mission Energy's Form 8-K dated
                        March 18, 1999.

 10.21.1                Amendment One to Credit Agreement, dated as of August 17,
                        2000, by and among Edison Mission Energy, Certain Commercial
                        Lending Institutions, and Citicorp USA, Inc., as
                        Administrative Agent, incorporated by reference to
                        Exhibit 10.61.1 to Edison Mission Energy's Form 10-K for the
                        year ended December 31, 2000.

 10.22                  Asset Purchase Agreement, dated August 1, 1998, between
                        Pennsylvania Electric Company, NGE Generation, Inc.,
                        New York State Electric & Gas Corporation and Mission Energy
                        Westside, Inc, incorporated by reference to Exhibit 2.4 to
                        Edison Mission Energy's 10-K for the year ended
                        December 31, 1998.

 10.23                  Form of Agreement for 2000 Employee Awards under the Equity
                        Compensation Plan, incorporated by reference to
                        Exhibit 10.78 to Edison Mission Energy's Form 10-Q for the
                        quarter ended March 31, 2000.

 10.24 Edison International 2000 Equity Plan, incorporated by reference to Exhibit 10.1 to Edison International's
                        Form 10-Q for the quarter ended June 30, 2000. (File
                        No. 1-9936).

 10.25                  Form of Agreement for 2000 Employee Awards under the 2000
                        Equity Plan, incorporated by reference to Exhibit 10.2 to Edison International's Form 10-Q for the quarter ended
                        June 30, 2000. (File No. 1-9936).

 10.26                  Amendment No. 1 to the Edison International Equity
                        Compensation Plan (as restated January 1, 1998), incorporated by reference to Exhibit 10.4 to Edison
                        International's Form 10-Q for the quarter ended June 30,
                        2000. (File No. 1-9936).

 21                     List of Subsidiaries.*

------------------------

  * Filed herewith

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                PAGE
                                                              --------
                     EDISON MISSION HOLDINGS CO.

Report of Independent Public Accountants....................     36
Consolidated Balance Sheets--December 31, 2000 and 1999.....     37
Consolidated Statements of Operations--Years Ended December
  31, 2000 and 1999.........................................     38
Consolidated Statements of Shareholder's Equity--Years Ended
  December 31, 2000 and 1999................................     39
Consolidated Statements of Cash Flows--Years Ended December
  31, 2000 and 1999.........................................     40
Notes to Consolidated Financial Statements..................     41

                      CHESTNUT RIDGE ENERGY CO.

Chestnut Ridge Energy Co. Financial Statements--Note........     56
Report of Independent Public Accountants....................     57
Balance Sheets--December 31, 2000 and 1999..................     58
Statements of Operations--Years Ended December 31, 2000 and
  1999......................................................     59
Statements of Shareholder's Equity--Years Ended December 31,
  2000 and 1999.............................................     60
Statements of Cash Flows--Years Ended December 31, 2000 and
  1999......................................................     61
Notes to Financial Statements...............................     62

                    EME HOMER CITY GENERATION L.P.

EME Homer City Generation L.P. Financial Statements--Note...     66
Report of Independent Public Accountants....................     67
Balance Sheets--December 31, 2000 and 1999..................     68
Statements of Operations--Years Ended December 31, 2000 and
  1999......................................................     69
Statements of Partners' Equity--Years Ended December 31,
  2000 and 1999.............................................     70
Statements of Cash Flows--Years Ended December 31, 2000 and
  1999......................................................     71
Notes to Financial Statements...............................     72

                      EDISON MISSION FINANCE CO.

Edison Mission Finance Co.--Note............................     85
Report of Independent Public Accountants....................     86
Balance Sheets--December 31, 2000 and 1999..................     87
Statements of Operations--Years Ended December 31, 2000 and
  1999......................................................     88
Statements of Shareholder's Equity--Years Ended December 31,
  2000 and 1999.............................................     89
Statements of Cash Flows--Years Ended December 31, 2000 and
  1999......................................................     90
Notes to Financial Statements...............................     91

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of Edison Mission Holdings Co.:

    We have audited the accompanying consolidated balance sheets of Edison Mission Holdings Co. (a California corporation) and subsidiaries, a wholly-owned subsidiary of Edison Mission Energy, as of December 31, 2000 and 1999, and the related consolidated statements of operations, shareholder's equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Edison Mission Holdings Co. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP

Orange County, California
March 28, 2001

                  EDISON MISSION HOLDINGS CO. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                 (IN THOUSANDS)

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2000         1999
                                                              ----------   ----------
                                       ASSETS

CURRENT ASSETS
  Cash and cash equivalents.................................  $   19,125   $   44,511
  Due from affiliates.......................................      84,166       35,082
  Fuel inventory............................................      14,993       21,336
  Spare parts inventory.....................................      23,582       23,349
  Other current assets......................................       2,758        1,301
                                                              ----------   ----------
    Total current assets....................................     144,624      125,579
                                                              ----------   ----------

PROPERTY, PLANT AND EQUIPMENT...............................   2,040,564    1,899,955
  Less accumulated depreciation.............................      84,280       37,198
                                                              ----------   ----------
    Net property, plant and equipment.......................   1,956,284    1,862,757
                                                              ----------   ----------

OTHER ASSETS
  Deferred financing charges, net...........................      11,291       11,766
                                                              ----------   ----------

TOTAL ASSETS................................................  $2,112,199   $2,000,102
                                                              ==========   ==========

                        LIABILITIES AND SHAREHOLDER'S EQUITY

CURRENT LIABILITIES
  Accounts payable..........................................  $   16,479   $    1,789
  Accrued liabilities.......................................      32,200       38,264
  Interest payable..........................................      19,459       18,433
  Other current liabilities.................................         469           --
                                                              ----------   ----------
    Total current liabilities...............................      68,607       58,486
                                                              ----------   ----------

LONG-TERM DEBT..............................................   1,012,000      907,000
DEFERRED TAXES..............................................      62,074       28,924
BENEFIT PLANS...............................................      17,625       17,625
                                                              ----------   ----------

TOTAL LIABILITIES...........................................   1,160,306    1,012,035
                                                              ----------   ----------

COMMITMENTS AND CONTINGENCIES (NOTE 8)

SHAREHOLDER'S EQUITY
  Common stock, no par value; 10,000 shares authorized; 100
    shares issued and outstanding...........................          --           --
  Additional paid-in-capital................................     925,609      960,442
  Retained earnings.........................................      26,284       27,625
                                                              ----------   ----------

TOTAL SHAREHOLDER'S EQUITY..................................     951,893      988,067
                                                              ----------   ----------

TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY..................  $2,112,199   $2,000,102
                                                              ==========   ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                  EDISON MISSION HOLDINGS CO. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                 (IN THOUSANDS)

                                                                  YEARS ENDED
                                                                 DECEMBER 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
OPERATING REVENUES FROM MARKETING AFFILIATE
  Capacity revenues.........................................  $ 48,736   $ 32,841
  Energy revenues...........................................   373,084    292,911
                                                              --------   --------
    Total operating revenues................................   421,820    325,752
                                                              --------   --------
OPERATING EXPENSES
  Fuel......................................................   164,112    124,763
  Plant operations..........................................    79,077     56,764
  Depreciation and amortization.............................    47,292     37,198
  Administrative and general................................       190        959
                                                              --------   --------
    Total operating expenses................................   290,671    219,684
                                                              --------   --------

Income from operations......................................   131,149    106,068
                                                              --------   --------

OTHER INCOME (EXPENSE)
  Interest and other income.................................     2,464      1,321
  Interest expense..........................................   (74,791)   (53,654)
                                                              --------   --------
    Total other expense.....................................   (72,327)   (52,333)
                                                              --------   --------

Income before income taxes and extraordinary loss...........    58,822     53,735
Provision for income taxes before extraordinary loss........    26,264     23,242
                                                              --------   --------

INCOME BEFORE EXTRAORDINARY LOSS............................    32,558     30,493
                                                              --------   --------

Extraordinary loss on early extinguishment of debt, net of
  income tax benefit of $2,082..............................        --     (2,865)
                                                              --------   --------

NET INCOME..................................................  $ 32,558   $ 27,628
                                                              ========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                  EDISON MISSION HOLDINGS CO. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY

                                 (IN THOUSANDS)

                                                               ADDITIONAL
                                                     COMMON     PAID-IN-    RETAINED   SHAREHOLDER'S
                                                     STOCK      CAPITAL     EARNINGS      EQUITY
                                                    --------   ----------   --------   -------------
BALANCE AT JANUARY 1, 1999........................  $    --    $        3   $     (3)   $       --
  Net income......................................       --            --     27,628        27,628
  Cash contribution...............................       --     1,066,890         --     1,066,890
  Cash dividends..................................       --      (106,451)        --      (106,451)
                                                    -------    ----------   --------    ----------
BALANCE AT DECEMBER 31, 1999......................       --       960,442     27,625       988,067
                                                    -------    ----------   --------    ----------
  Net income......................................       --            --     32,558        32,558
  Cash contribution...............................       --           203         --           203
  Cash dividends..................................       --       (35,036)   (33,899)      (68,935)
                                                    -------    ----------   --------    ----------
BALANCE AT DECEMBER 31, 2000......................  $    --    $  925,609   $ 26,284    $  951,893
                                                    =======    ==========   ========    ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                  EDISON MISSION HOLDINGS CO. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                    YEARS ENDED
                                                                   DECEMBER 31,
                                                              -----------------------
                                                                2000         1999
                                                              ---------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income................................................  $  32,558   $    27,628
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Extraordinary loss on early extinguishment of debt, net
      of tax................................................         --         2,865
    Depreciation and amortization...........................     48,873        38,633
    Deferred tax provision..................................     33,150        28,924
    Loss on asset disposal..................................        760            --
    Increase in due from affiliates.........................    (49,084)      (32,999)
    Decrease (increase) in inventory........................      6,110        (3,264)
    Increase in other assets................................     (1,457)       (1,301)
    Increase in accounts payable............................     14,690         1,789
    (Decrease) increase in accrued liabilities..............     (6,064)       37,488
    Increase in interest payable............................      1,026        18,433
    Increase in other liabilities...........................        469         1,040
                                                              ---------   -----------
  Net cash provided by operating activities.................     81,031       119,236
                                                              ---------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of Homer City facility.........................         --    (1,818,631)
    Capital expenditures....................................   (141,579)     (105,385)
                                                              ---------   -----------
  Net cash used in investing activities.....................   (141,579)   (1,924,016)
                                                              ---------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES
    Capital contribution from parent........................        203     1,066,890
    Borrowings on long-term obligations.....................    105,000       907,000
    Borrowings under Acquisition Facility...................         --       800,000
    Repayments on debt obligations..........................         --      (800,000)
    Financing costs.........................................     (1,106)      (18,148)
    Cash dividends to parent................................    (68,935)     (106,451)
                                                              ---------   -----------
  Net cash provided by financing activities.................     35,162     1,849,291
                                                              ---------   -----------
NET (DECREASE) INCREASE IN CASH.............................    (25,386)       44,511
CASH AND CASH EQUIVALENTS, beginning of year................     44,511            --
                                                              ---------   -----------
CASH AND CASH EQUIVALENTS, end of year......................  $  19,125   $    44,511
                                                              =========   ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                  EDISON MISSION HOLDINGS CO. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

NOTE 1.  GENERAL

    Edison Mission Holdings Co. (the "Company"), a wholly-owned subsidiary of Edison Mission Energy ("EME"), an indirect wholly-owned subsidiary of Edison International ("EIX"), is a California corporation formed for the purpose of issuing 8.137% Senior Secured Bonds due 2019 and 8.734% Senior Secured Bonds due 2026 and, through its subsidiaries, acquiring, owning and operating three coal-fired electric generating units and related facilities (the "Homer City facilities") located in Indiana County, Pennsylvania for the purpose of producing electric energy.

    On March 18, 1999, the Company's subsidiary, EME Homer City Generation L.P., completed its acquisition (the "Acquisition") of 100% of the ownership interests in the Homer City facilities and assumed certain liabilities of the former owners. The accompanying financial statements reflect the operations of the Homer City facilities commencing from the date of acquisition. The Homer City facilities were part of the former owner's regulated operations and were not operated as a separate business. Effective with the date of acquisition, the Homer City facilities were no longer operated as part of a regulated utility, but rather as a merchant plant selling power into a pool. Accordingly, no prior period financial results of the predecessor operations are presented. The acquisition has been accounted for utilizing the purchase method. The purchase price was allocated to the assets acquired and liabilities assumed based upon their respective fair market values.

    The acquisition was financed through a capital contribution by EME of approximately $1.1 billion and a short-term loan of approximately $800 million. The short-term loan was subsequently replaced by $830 million of senior secured bonds.

    The Homer City facilities consist of three coal-fired steam turbine units, one coal preparation facility, an 1,800-acre dam site and associated support facilities. Units 1 and 2 are essentially identical steam turbine generators with net summer capacities of 620 MW and 614 MW, respectively. Units 1 and 2 began commercial operation in 1969. Unit 3 is also a steam turbine generator with a net summer capacity of 650 MW. Unit 3 began commercial operations in 1977. The Company benefits from direct transmission access into both the Pennsylvania-New Jersey-Maryland power market and the New York power market.

    The Company has entered into contracts with a marketing affiliate for the sale of energy and capacity produced by the Homer City facilities and the purchase or sale of emission allowances, which enables the marketing affiliate to engage in forward sales and hedging transactions to manage electricity price exposure. The marketing affiliate has systems in place that monitor real-time spot and forward pricing and perform options valuations. The Company pays the marketing affiliate fees for marketing power. All revenues from transactions executed by the marketing affiliate are deposited into a revenue account established for the benefit of the holders of the Company's senior secured debt.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATIONS

    The consolidated financial statements include Edison Mission Holdings Co. and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated.

USE OF ESTIMATES IN FINANCIAL STATEMENTS

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

    The Company considers cash and cash equivalents to include cash and short-term investments with original maturities of three months or less.

INVENTORY

    Inventory consists of spare parts, coal and fuel oil and is stated at the lower of weighted average cost or market.

PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment are stated at cost. Depreciation is computed on a straight-line basis over the following estimated useful lives:

Power plant facilities and equipment.................  10 to 39 years
Emission allowances..................................  39 years
Equipment, furniture and fixtures....................  4 to 7 years

    As part of the acquisition of the Homer City facilities, the Company acquired emission allowances under the Environmental Protection Agency's Acid Rain Program. Although the emission allowances granted under this program are freely transferable, the Company intends to use substantially all of the emission allowances in the normal course of its business to generate electricity. Accordingly, the Company has classified emission allowances expected to be used to generate power as part of property, plant and equipment. Acquired emission allowances will be amortized over the estimated lives of the Homer City units on a straight-line basis.

    At December 31, 2000 and 1999, property, plant and equipment consisted of the following:

                                                          2000         1999
                                                       ----------   ----------
Land.................................................  $    4,500   $    4,500
Power plant facilities and equipment.................   1,368,703    1,355,067
Emission allowances..................................     438,068      438,068
Construction in progress.............................     223,207       99,370
Equipment, furniture and fixtures....................       6,086        2,950
                                                       ----------   ----------
                                                        2,040,564    1,899,955

Accumulated depreciation.............................     (84,280)     (37,198)
                                                       ----------   ----------

Property, plant and equipment, net...................  $1,956,284   $1,862,757
                                                       ==========   ==========

MAINTENANCE ACCRUALS

    Certain major pieces of our equipment require major maintenance on a periodic basis. These costs are expensed as incurred.

DEFERRED COSTS

    Deferred costs at December 31, 2000 and 1999 consisted of the following:

                                                              2000       1999
                                                            --------   --------
Deferred financing costs..................................  $13,672    $12,566
Accumulated amortization..................................   (2,381)      (800)
                                                            -------    -------
Net deferred financing costs..............................  $11,291    $11,766
                                                            =======    =======

    Deferred financing costs consist of legal and other costs incurred by the Company to obtain long-term financing (Note 3). These costs are being amortized as interest expense over the life of the related long-term debt using the effective interest method.

CAPITALIZED INTEREST

    Interest incurred on funds borrowed by us to finance project construction is capitalized. Capitalization of interest is discontinued when the projects are completed and deemed operational. Such capitalized interest is included in property, plant and equipment.

    Capitalized interest is amortized on a straight-line basis over the estimated useful life of the power plant facility.

                                                               YEARS ENDED
                                                              DECEMBER 31,
                                                           -------------------
                                                             2000       1999
                                                           --------   --------
Interest incurred........................................  $ 85,073   $55,433
Interest capitalized.....................................   (10,282)   (1,779)
                                                           --------   -------
                                                           $ 74,791   $53,654
                                                           ========   =======

REVENUE RECOGNITION

    Revenue and related costs are recorded as electricity is generated or services are provided.

PRICE RISK MANAGEMENT ACTIVITIES

    The Company has entered into a contract with a marketing affiliate for the sale of energy and capacity produced by the Company, which enables such marketing affiliate to engage in forward sales and hedging transactions to manage the Company's electricity price exposure. Net gains or losses on hedges by the marketing affiliate, which are physically settled, are recognized in the same manner as the hedged item. The Company receives the net transaction price on all contracts entered into on its behalf by its marketing affiliate.

INCOME TAXES

    The Company is included in the consolidated federal income tax and combined state franchise tax returns of EIX. The Company calculates its income tax provision on a separate company basis under a tax sharing arrangement with an affiliate of EIX, which in turn has an agreement with EIX. Tax benefits generated by the Company and used in the EIX consolidated tax return are recognized by the Company without regard to separate company limitations.

    The Company accounts for income taxes using the asset-and-liabilities method, wherein deferred tax assets and liabilities are recognized for future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities using enacted rates.

NEW ACCOUNTING STANDARD

    Effective January 1, 2001, Edison Mission Energy adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. For derivatives that qualify for hedge accounting, depending on the nature of the hedge, changes in fair value are either offset by changes in the fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value is immediately recognized in earnings.

    Upon adoption of SFAS No. 133, we will record all derivatives associated with our risk management activities at fair value unless the derivatives qualify for the normal sales and purchases exception. We expect that a portion of our risk management activities related to forward physical purchases or sales will qualify for this exception. For derivatives associated with our risk management activities that do not qualify as normal sales and purchases, we expect our financial instruments will qualify as a cash flow hedge with appropriate adjustments made to other comprehensive income. The cumulative effect on prior years' net income resulting from the change in accounting for derivatives in accordance with SFAS No. 133 is not expected to be material.

RECLASSIFICATIONS

    Certain amounts in the prior years have been reclassified to conform to the current year's presentation.

NOTE 3.  LONG-TERM DEBT

    On March 18, 1999, the Company entered into a debt agreement (the "Initial Financing") with a bank for a combination of loan and line of credit agreements aggregating $1.1 billion. The Initial Financing consisted of a short-term loan for $800 million for the initial financing of the acquisition (the "Acquisition Facility"), a $250 million construction loan (the "Environmental Capital Improvements Facility") that would be drawn on when needed, and a $50 million line of credit (the "Working Capital Facility"). At December 31, 2000, the Company had drawn $182 million on the Environmental Capital Improvements Facility and had not drawn on the Working Capital Facility. Amounts outstanding under the Initial Financing bear interest at variable Eurodollar rates or Base rates at the option of the Company. If the Company elects to pay Eurodollar rates, interest costs include a margin of 0.85% to 2.25% depending on the Company's current debt rating. Additionally, the Company pays a facility fee of 0.15% to 0.50%, depending on the Company's current debt rating, on the total outstanding commitment irrespective of usage. At December 31, 2000 the facility fee was 0.25%. The Company also pays an annual agent bank fee of $50,000. The weighted average interest rate related to the Environmental Capital Improvements Facility was 7.70% and 7.13% (LIBOR + 1.00%) at December 31, 2000 and 1999, respectively.

    On May 27, 1999, the Company completed a private offering of $300 million aggregate principal amount of 8.137% Senior Secured Bonds due 2019 and $530 million aggregate principal amount of 8.734% Senior Secured Bonds due 2026 (collectively, the "Senior Secured Bonds"). The net proceeds from the Senior Secured Bonds were used to repay the outstanding principal of, and to permanently reduce the bank commitments associated with the Acquisition Facility, and to repay a portion of EME's equity investment in the form of a dividend. As a result of the early extinguishment of the Acquisition Facility, the Company wrote off unamortized deferred financing costs that were reported as an extraordinary loss of $4.9 million ($2.9 million after tax).

    At December 31, 2000, the future maturities of the debt are as follows:

2001....................................................  $       --
2002....................................................          --
2003....................................................          --
2004....................................................     185,292
2005....................................................      11,835
  Thereafter............................................     814,873
                                                          ----------
  Total.................................................  $1,012,000
                                                          ==========

    Each of the subsidiaries of Edison Mission Holdings Co. has executed full and unconditional guarantees in support of the Senior Secured Bonds and borrowings under the Credit Agreement on a joint and several basis. Edison Mission Holdings Co. has no material assets apart from investments in its subsidiaries. Financial statements of these subsidiaries have been omitted in accordance with Rule 3-10 of Regulation S-X ("Rule 3-10") since Edison Mission Holdings Co. has no material assets apart from its investment in subsidiaries. Financial statements of Edison Mission Finance Co., Chestnut Ridge Energy Company and EME Homer City Generation L.P. have been included as the securities of these entities have been pledged as collateral for the Senior Secured Bonds and the book value of these entities constitutes greater than 20% of the value of the Senior Secured Bonds. Financial statements of Mission Energy
Westside, Inc. and Homer City Property Holdings Co., the securities of which are also collateral for the Senior Secured Bonds, have been omitted under Rule 3-10 as the book value for these securities is less than 20% of the value of the Senior Secured Bonds.

    The Company has certain financial and non-financial debt covenants associated with its debt that may limit distributions. With the exception of the initial $30 million distribution from the net proceeds of the Senior Secured Bonds, the Company, in order to make distributions, must maintain a specified debt service coverage ratio, net cash flows over the aggregate principal, interest, and fixed charges for a period, ranging from 1.0 to 2.5 over the life of the debt. The Company is also limited in obtaining new debt including capital lease obligations in excess of $10 million, working capital loans in excess of $50 million (with such amount to be escalated annually in accordance with the consumer price index), and other senior indebtedness in excess of $20 million. In addition, we have an obligation under our bond financing to maintain a debt service reserve equal to six months the projected amount of debt service following the payment of a distribution which can be satisfied through cash, a letter of credit or a parent company guaranty. At December 31, 2000, Edison Mission Energy provided a $35 million guaranty of our debt service reserve obligation. We are in the process of finalizing a letter of credit of approximately $35 million to replace the guaranty provided by Edison Mission Energy.

    The collateral for the Senior Secured Bonds and any borrowings under the Credit Agreement are secured by all of the assets of the Company; including its ownership interests in subsidiaries, a mortgage on real property; and, a security interest in all bank accounts, insurance policies and other intangible assets whether now owned or thereafter acquired.

    The Company's parent, EME, has also issued a Credit Support Guarantee under which it guaranteed our payments on the Senior Secured Bonds and other senior secured debt up to the aggregate amount of $42 million. The Credit Support Guarantee is available until December 31, 2001. EME has also provided a guarantee to satisfy the Company's debt service reserve requirement with respect to its obligations under the Credit Agreement.

    Based on market interest rates, the fair value of the Company's fixed rate long-term debt with a carrying amount of $830 million was $886.2 million and $793.2 million at December 31, 2000 and 1999, respectively.

NOTE 4.  PRICE RISK MANAGEMENT ACTIVITIES

    Our risk management policy allows for the use of derivative financial instruments through our marketing affiliate to limit financial exposure to energy prices for non-trading purposes. Our marketing affiliate's risk management activities give rise to commodity price risk, which represents the potential loss that can be caused by a change in the market value of a particular commodity. Commodity price risks are actively monitored to ensure compliance with our risk management policies. Policies are in place which limit the amount of total net exposure we may enter into at any point in time. Procedures exist which allow for monitoring of all commitments and positions with daily reporting to senior management. Our marketing affiliate performs a "value at risk" analysis in our daily business to measure, monitor and control our overall market risk exposure. The use of value at risk allows management to aggregate overall risk, compare risk on a consistent basis and identify the drivers of the risk. Value at risk measures the worst expected loss over a given time interval, under normal market conditions, at a given confidence level. Given the inherent limitations of value at risk and relying on a single risk measurement tool, our marketing affiliate supplements this approach with industry "best practice" techniques including the use of stress testing and worst-case scenario analysis, as well as stop limits and counterparty credit exposure limits.

    Our marketing affiliate has the following energy price hedges outstanding on the dates presented:

                                                        DECEMBER 31,
                                          -----------------------------------------
                                                 2000                  1999
                                          -------------------   -------------------
                                          NOTIONAL   CONTRACT   NOTIONAL   CONTRACT
                                           AMOUNT    EXPIRES     AMOUNT    EXPIRES
                                          --------   --------   --------   --------
Energy contracts:
Forwards................................  $456,564     2002          --        --
Options.................................     3,456     2001     $47,328      2001
Swaps...................................       800     2001          --        --

    The following table summarizes the fair values for outstanding financial instruments used for price risk management activities by instrument type:

                                                        DECEMBER 31,
                                        ---------------------------------------------
                                                2000                    1999
                                        ---------------------   ---------------------
                                        CARRYING                CARRYING
                                         AMOUNT    FAIR VALUE    AMOUNT    FAIR VALUE
                                        --------   ----------   --------   ----------
Commodity price:
Forwards..............................      --     $(117,803)        --          --
Options...............................    $594         1,811     $3,533      $3,533
Swaps.................................      --          (892)        --          --

NOTE 5.  RELATED-PARTY TRANSACTIONS

    The Company has entered into energy and emission allowance sales agreements with a marketing affiliate for the sale of energy and capacity at a price equal to (i) the price which a third-party purchaser of the capacity or energy has agreed to pay less (ii) $.02 per MWh of capacity and energy plus an emission allowance fee. Payment is due and payable within thirty days from billing which is rendered on a monthly basis. At December 31, 2000 and 1999, the amount due from the marketing affiliate was $69.7 million and $28.7 million, respectively. The net fees earned by the marketing affiliate were $1.5 million and $0.2 million for the years ended December 31, 2000 and 1999, respectively. The Company provides credit support for its marketing affiliate related to various electric energy transactions, including futures and swap agreements. As of December 31, 2000 and 1999, the Company provided guarantees totaling $178.4 million and $94 million, respectively, in support of contracts entered into by affiliates.

    Certain administrative services such as payroll, employee benefit plans, insurance and information technology are shared among all affiliates of EIX, and the costs of these corporate support services are allocated to all affiliates. The cost of services provided by EIX, including those related to the Company, are allocated to EME based on one of the following formulas; percentage of time worked, equity in investment and advances, number of employees, or multi-factor (operating revenues, operating expenses, total assets and total employees). The Company participates in a common payroll and benefit program with all EIX employees. In addition, EIX bills EME for any direct labor and out-of-pocket expenses for services directly requested for the benefit of the Company. All charges from EIX related to the Company are billed to EME.

    The Company receives administrative services under an agreement with EME which provides for: (1) reimbursement of any charges from EIX directly for the benefit of the Company, (2) reimbursement of any payments made to third parties for goods and services for the sole benefit of the Company, (3) labor and expenses of EME personnel providing services requested by the Company, and
(4) a corporate allocation. Certain of the officers of the Company are also officers of EME. Compensation of common officers is paid for by EME and is considered part of the corporate allocation under (4) above. Management believes the allocation methodologies utilized are reasonable. The Company made reimbursements for the cost of these programs and other services totaling
$30.3 million and $19.0 million for the years ended December 31, 2000 and 1999, respectively.

    The Company has also recorded a receivable from EME of $14.7 million and $7.8 million at December 31, 2000 and 1999, respectively, related to tax due under the tax sharing agreement. See Note 2 for the further discussion of the tax sharing agreement.

NOTE 6.  INCOME TAXES

    Income tax expense includes the current tax benefit from the operating loss and the change in deferred income taxes during the year. The components of the net accumulated deferred income tax liability were:

                                                                YEARS ENDED
                                                               DECEMBER 31,
                                                            -------------------
                                                              2000       1999
                                                            --------   --------
Deferred tax assets
  Loss carryforwards......................................  $ 6,697    $ 2,235
    State tax deduction...................................    4,944      2,199
    Valuation allowance...................................   (6,697)    (2,235)
                                                            -------    -------
                                                            $ 4,944    $ 2,199
                                                            -------    -------
Deferred tax liabilities
  Accumulated depreciation difference.....................  $66,774    $30,879
  Other...................................................      244        244
                                                            -------    -------
                                                             67,018     31,123
                                                            -------    -------
Deferred tax liability, net...............................  $62,074    $28,924
                                                            =======    =======

    Loss carryforwards represent Pennsylvania state tax losses totaling
$67.2 million and $22.6 million at December 31, 2000 and 1999, respectively, which are scheduled to expire, if not used, beginning in 2009 and are limited in use to $2.0 million per year.

    The provision for income taxes is comprised of the following:

                                                                YEARS ENDED
                                                               DECEMBER 31,
                                                            -------------------
                                                              2000       1999
                                                            --------   --------
Current
  Federal.................................................  $(6,994)   $(8,654)
  State...................................................      108        890
                                                            -------    -------
    Total current.........................................   (6,886)    (7,764)
                                                            -------    -------
Deferred
  Federal.................................................   24,526     23,530
  State...................................................    8,624      5,394
                                                            -------    -------
    Total deferred........................................   33,150     28,924
                                                            -------    -------

Provision for income taxes................................  $26,264    $21,160
                                                            =======    =======

    Income tax provision is included in the statement of operations as follows:

                                                                YEARS ENDED
                                                               DECEMBER 31,
                                                            -------------------
                                                              2000       1999
                                                            --------   --------
Income before extraordinary loss..........................  $26,264    $23,242
Extraordinary loss........................................       --     (2,082)
                                                            -------    -------

  Total...................................................  $26,264    $21,160
                                                            =======    =======

    The components of the deferred tax provision, which arise from timing differences between financial and tax reporting, are presented below:

                                                                YEARS ENDED
                                                               DECEMBER 31,
                                                            -------------------
                                                              2000       1999
                                                            --------   --------
Accumulated depreciation difference.......................  $35,895    $30,879
Loss carryforwards........................................   (4,462)    (2,235)
State tax deduction.......................................   (2,745)    (2,199)
Other.....................................................       --        244
Valuation allowance.......................................    4,462      2,235
                                                            -------    -------

  Total deferred provision................................  $33,150    $28,924
                                                            =======    =======

    Variations from the 35% federal statutory rate are as follows:

                                                                YEARS ENDED
                                                               DECEMBER 31,
                                                            -------------------
                                                              2000       1999
                                                            --------   --------
Expected provision for federal income taxes...............  $20,588    $18,808
Increase in taxes from:
  State tax--net of federal benefit.......................    5,676      4,434
                                                            -------    -------

    Total provision for income taxes......................  $26,264    $23,242
                                                            =======    =======

Effective tax rate........................................    44.65%     43.25%
                                                            =======    =======

NOTE 7.  EMPLOYEE BENEFIT PLANS

    Employees of the Company are eligible for various benefit plans of EIX.

PENSION PLANS

    The Company maintains a pension plan specifically for the benefit of its union employees. The Company's non-union employees participate in the EIX pension plan. Both plans are noncontributory, defined benefit pension plans and cover employees who fulfill minimum service requirements. There are no prior service costs for the plans.

    Information on plan assets and benefit obligations is shown below:

                                                     YEARS ENDED DECEMBER 31,
                                             -----------------------------------------
                                               2000       1999       2000       1999
                                             --------   --------   --------   --------
                                                 UNION PLAN          NON-UNION PLAN
                                             -------------------   -------------------
Change in Benefit Obligation
  Benefit obligation at beginning of
    year...................................  $ 6,783    $    --    $   865     $  --
  Benefit obligation acquired..............       --      6,000         --       800
  Service cost.............................      719        459        291       135
  Interest cost............................      578        321         78        40
  Actuarial gain (loss)....................    1,457          3        182      (110)
                                             -------    -------    -------     -----
    Benefit obligation at end of year......  $ 9,537    $ 6,783    $ 1,416     $ 865
                                             =======    =======    =======     =====
Change in Plan Assets
  Fair value of plan assets at beginning of
    year...................................  $   104    $    --    $    --     $  --
  Actual return on plan assets.............     (126)         4         --        --
  Employer contributions...................    2,120        100         --        --
                                             -------    -------    -------     -----
    Fair value of plan assets at end of
      year.................................  $ 2,098    $   104    $    --     $  --
                                             =======    =======    =======     =====

Funded status..............................  $(7,439)   $(6,679)   $(1,416)    $(865)
Unrecognized net loss (gain)...............    1,652          5         78      (110)
                                             -------    -------    -------     -----
Pension liability..........................  $(5,787)   $(6,674)   $(1,338)    $(975)
                                             =======    =======    =======     =====

Discount rate..............................     7.25%      7.75%      7.25%     7.75%
Rate of compensation increase..............     5.00%      5.00%      5.00%     5.00%
Expected return on plan assets.............     7.50%      7.50%      8.50%     7.50%

    Components of pension expense were:

                                                            YEARS ENDED DECEMBER 31,
                                               --------------------------------------------------
                                                 2000          1999          2000          1999
                                               --------      --------      --------      --------
                                                     UNION PLAN                NON-UNION PLAN
                                               ----------------------      ----------------------
Service cost.................................   $  719         $459          $291          $135
Interest cost obligation.....................      578          321            78            40
Expected return on plan assets...............      (64)          (6)           --            --
                                                ------         ----          ----          ----

Net pension expense..........................   $1,233         $774          $369          $175
                                                ======         ====          ====          ====

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

    The Company's employees retiring at or after age 55 with at least 10 years of service are eligible for postretirement health care, dental, life insurance and other benefits.

    Information on plan assets and benefit obligations is shown below:

                                                   YEARS ENDED DECEMBER 31,
                                           -----------------------------------------
                                             2000       1999       2000       1999
                                           --------   --------   --------   --------
                                               UNION PLAN          NON-UNION PLAN
                                           -------------------   -------------------
Change in Benefit Obligation
  Benefit obligation at beginning of
    year.................................  $ 7,518    $    --    $ 1,376    $    --
  Benefit obligation acquired............       --      7,500         --      1,600
  Service cost...........................      358        310         77         70
  Interest cost..........................      555        401        115         95
  Actuarial gain (loss)..................      188       (693)       235       (389)
  Benefits paid..........................       --         --         --         --
                                           -------    -------    -------    -------
    Benefit obligation at end of year....  $ 8,619    $ 7,518    $ 1,803    $ 1,376
                                           =======    =======    =======    =======

Change in Plan Assets
  Fair value of plan assets at beginning
    of year..............................  $    --    $    --    $    --    $    --
  Employer contributions.................       --         --         --         --
  Benefits paid..........................       --         --         --         --
                                           -------    -------    -------    -------
    Fair value of plan assets at end of
      year...............................  $    --    $    --    $    --    $    --
                                           =======    =======    =======    =======

Funded status............................  $(8,619)   $(7,518)   $(1,803)   $(1,376)
Unrecognized net gain....................     (457)      (693)      (139)      (389)
                                           -------    -------    -------    -------
Recorded liability.......................  $(9,076)   $(8,211)   $(1,942)   $(1,765)
                                           =======    =======    =======    =======

Discount rate............................     7.50%      8.00%      7.50%      8.00%

    The components of postretirement benefits other than pension expense were:

                                                                 YEARS ENDED DECEMBER 31,
                                                         -----------------------------------------
                                                           2000       1999       2000       1999
                                                         --------   --------   --------   --------
                                                             UNION PLAN          NON-UNION PLAN
                                                         -------------------   -------------------
Service cost...........................................    $358       $310      $   77     $   70
Interest cost..........................................     555        401         115         95
Net amortization.......................................     (48)        --         (15)        --
                                                           ----       ----      ------     ------

Total expense..........................................    $865       $711      $  177     $  165
                                                           ====       ====      ======     ======

    For the non-union plan, the assumed rate of future increases in the per-capita cost of health care benefits is 11% for 2001, gradually decreasing to 5% for 2008 and beyond. Increasing the health care cost trend rate by one percentage point would increase the accumulated obligation as of December 31, 2000 by $451,000 and annual aggregate service and interest costs by $48,000. Decreasing the health care cost trend rate by one percentage point would decrease the accumulated obligation as of December 31, 2000 by $361,000 and annual aggregate service and interest costs by $38,000.

    For the union plan, the assumed rate of future increases in the per-capita cost of health care benefits is 11% for 2001, gradually decreasing to 5% for 2008 and beyond. Increasing the health care cost trend rate by one percentage point would increase the accumulated obligation as of December 31, 2000 by $1,706,000 and annual aggregate service and interest costs by $200,000. Decreasing the health care cost trend rate by one percentage point would decrease the accumulated obligation as of December 31, 2000 by $1,347,000 and annual aggregate service and interest costs by $158,000.

EMPLOYEE STOCK PLANS

    A 401(k) plan is maintained to supplement eligible employees' retirement income. The Company matches 100 percent of non-union employee contributions up to 6 percent of such employees' annual compensation. The Company also matches
65 percent of contributions made by union employees, up to 2.6 percent of annual compensation. Employer contributions vest 20 percent per year. Contribution expense for the years ended December 31, 2000 and 1999 was $406,000 and $352,000, respectively.

NOTE 8.  COMMITMENTS AND CONTINGENCIES

TRANSITION CONTRACTS

    EME Homer City has entered into separate transition contracts (the "Transition Contracts") with Pennsylvania Electric Company ("Penelec") and New York State Electric & Gas Corporation ("NYSEG"), pursuant to which EME Homer City may exercise a put option to sell certain quantities of capacity to Penelec and NYSEG, and Penelec and NYSEG may exercise call options to purchase certain quantities of capacity. The terms of the NYSEG Transition Contract and the Penelec Transition Contract continue until December 31, 2001 and May 31, 2001, respectively. EME Homer City exercised its put options to sell 942 MW of capacity to Penelec for the full period from March 18, 1999 through May 31, 2001 under the Penelec Transition Contract for a price of $49.90/MW-day from March 18, 1999 through May 31, 1999, $59.90/MW-day through May 31, 2000, and $77.40/MW-day through May 31, 2001. EME Homer City has amended the NYSEG Transition Contract and sold 500 MW of capacity to NYSEG through May 31, 2000 for a price of $60.00/MW-day, 370 MW of capacity through September 30, 2000 for $72.17/MW-day, and 430 MW of capacity through December 31, 2001 for $72.17/MW-day.

CREDIT SUPPORT TO AFFILIATES

    The Company has entered into a contract with a marketing affiliate for the sale of energy and capacity produced by the Homer City facilities, which enables such marketing affiliate to engage in forward sales and hedging transactions to manage the Company's electricity price exposure. Net gains or losses on hedges by the marketing affiliate that are settled are recognized in the same manner as the hedged item. The Company receives the net transaction price on all contracts that are settled. In connection with these agreements, the Company has agreed to provide credit support in the form of guarantees. At December 31, 2000, the Company had executed guarantees totaling $178.4 million.

ASH DISPOSAL SITE

    Pennsylvania Department of Environmental Protection ("PADEP") regulations governing ash disposal sites require, among other things, groundwater assessments of landfills if existing groundwater monitoring indicates the possibility of degradation. The assessments could lead to the installation of additional monitoring wells and if degradation of the groundwater were discovered, the Company would be required to develop abatement plans, which may include the lining of unlined sites. To date, the Homer City facilities' ash disposal site has not shown any signs that would require abatement. Management does not believe that the costs of maintaining and abandoning the ash disposal site will have a material impact on the Company's results of operations or financial position.

ENVIRONMENTAL MATTERS

    Prior to our purchase of the Homer City plant, the Environmental Protection Agency requested information from the prior owners of the plant concerning physical changes at the plant. We have been in informal voluntary discussion with the Environmental Protection Agency relating to these facilities, which may also include payment of civil fines. We cannot assure that we will reach a satisfactory agreement or that these facilities will not be subject to proceedings in the future. Depending on the outcome of the proceedings, we could be required to invest in additional pollution control requirements, over and above the upgrades we are planning to install, and could be subject to fines and penalties.

TWO LICK CREEK RESERVOIR DEEP MINE DISCHARGES

    In connection with our purchase of the Homer City facilities on March 18, 1999, we acquired the Two Lick Creek Dam and Reservoir. Acid mine drainage discharges from the Penn Hill No. 2 and Dixon Run No. 3 inactive deep mines were being collected and partially treated on the reservoir property by Stanford Mining Company before being pumped off the property for additional treatment at the nearby Chestnut Ridge Treatment Plant. The mining company filed for bankruptcy and operated the collection and treatment system until May 1999 when its assets were allegedly depleted.

    The Pennsylvania Department of Environmental Protection (PADEP) initially advised us that we were potentially liable for treating the two discharges solely because of our ownership of the property on which the discharges emanated. Without any admission of our liability, we voluntarily entered into a letter agreement to fund the operation of the collection and treatment system for an interim period until the agency completed its investigation of potentially liable parties and alternatives for permanent treatment of the discharges were evaluated. After examining property records, PADEP concluded that we are only responsible for treating the Dixon Run No. 3 discharge. The agency has not completed its investigation of other potentially responsible parties, particularly mining companies that previously operated the two mines.

    A draft consent agreement that addresses remedial responsibilities for the two discharges has been prepared by PADEP. Under its terms, we are responsible for designing and implementing a permanent system to collect and treat the Dixon Run No. 3 discharge and the state will provide funding to a local watershed association to develop and operate a collection and treatment system for the other discharge. When the Dixon Run No. 3 treatment system becomes operational, we will discontinue our funding of the existing collection and treatment system. We will also be reimbursed a portion of the operational costs of that system.

    The cost of operating the collection and treatment system is approximately $15,000 per month. We are evaluating options for permanent treatment of the Dixon Run No. 3 discharge, including a passive system involving wetlands treatment. The cost of a passive treatment system is estimated to be $1 million, but its operational costs are considerably less than those of a conventional chemical treatment system.

FUEL COMMITMENTS

    The Company has entered into several fuel purchase agreements with various third-party suppliers for the purchase of bituminous steam coal. These contracts call for the purchase of a minimum quantity of coal over the term of the contracts, which extend from one to seven years from December 31, 2000, with an option at the Company's discretion to purchase additional amounts of coal as stated in the agreements. The minimum quantity of coal to be purchased through these contracts is 16.5 million tons over the terms of the respective contracts.

    At December 31, 2000, the Company had contractual commitments to purchase and/or transport coal and fuel oil. Based on the contract provisions that consist of fixed prices, subject to adjustment clauses in certain cases, these minimum commitments are currently estimated to aggregate $533 million in the next five years summarized as follows: 2001--$142 million; 2002--$141 million; 2003--$103 million; 2004--$106 million; 2005--$41 million.

PLANT IMPROVEMENTS

    Upon acquisition, the Company began major plant improvements consisting primarily of a turnkey pollution control retrofit project. The estimated cost of this project is $281 million, of which $214.1 million was incurred prior to December 31, 2000.

LEASES

    At December 31, 2000, the Company had no capital leases; however, the Company did have several operating leases in place relating mainly to flue gas conditioning equipment and trucks. At December 31, 2000, the future operating lease commitments were as follows:


2001........................................................    $  426
2002........................................................       409
2003........................................................       360
2004........................................................       294
2005........................................................       117
                                                                ------
  Total.....................................................    $1,606
                                                                ======

    Operating lease expense amounted to $711,000 and $891,000 in 2000 and 1999, respectively.

COAL CLEANING AGREEMENT

    The Company has entered into a Coal Cleaning Agreement with Homer City Coal Processing Corp. to operate and maintain a coal cleaning plant owned by the Company. Under the terms of the agreement, which is scheduled to expire on August 31, 2002, the Company is obligated to reimburse Homer City Coal Processing Corp. for the actual costs incurred in the operations and maintenance of the coal cleaning plant, a fixed general and administrative service fee of $260,000 per year, and an operating fee that ranges from $.20 to $.35 per ton depending on the level of tonnage.

INTERCONNECTION AGREEMENT

    Subsidiaries of the Company have entered into Interconnection Agreements with NYSEG and Penelec to provide interconnection services necessary to interconnect the Homer City Station with NYSEG and Penelec's transmission systems. Unless terminated earlier in accordance with its terms, the Interconnection Agreement will terminate on a date mutually agreed to by EME Homer City, NYSEG and Penelec. This date will not exceed the retirement date of the Homer City Units. NYSEG and Penelec have agreed to extend such interconnection services to modifications, additions, upgrades or repowering of the Homer City Units. EME Homer City is required to compensate NYSEG and Penelec for all reasonable costs associated with any modifications, additions or replacements made to NYSEG or Penelec's interconnection facilities or transmission systems in connection with any modification, addition, upgrade to the Homer City Units.

NOTE 9.  SUPPLEMENTAL STATEMENTS OF CASH FLOWS INFORMATION

                                                        YEARS ENDED DECEMBER 31,
                                                        ------------------------
                                                          2000           1999
                                                        --------      ----------
Cash paid:
Interest..............................................  $82,467       $   36,220
Income taxes (receipts)...............................       --               --

Details of facility acquisition:
Fair value of assets acquired.........................       --        1,835,207
Liabilities assumed...................................       --          (16,576)
                                                        -------       ----------
Net cash paid for acquisition.........................  $    --       $1,818,631
                                                        =======       ==========

NOTE 10.  QUARTERLY FINANCIAL DATA (UNAUDITED)

2000                                                 FIRST      SECOND    THIRD(I)    FOURTH     TOTAL
----                                                --------   --------   --------   --------   --------
Operating revenues................................  $97,616    $103,358   $126,328   $94,518    $421,820
Operating income..................................   28,190      26,672     52,548    23,739     131,149
Net income........................................    4,780       4,085     22,528     1,165      32,558

1999                                                 FIRST(II)    SECOND    THIRD(I)    FOURTH     TOTAL
----                                                 ---------   --------   --------   --------   --------
Operating revenues.................................   $13,140    $75,352    $157,312   $79,948    $325,752
Operating income...................................     1,241     10,796      82,768    11,263     106,068
Income (loss) before extraordinary item............      (490)    (5,470)     41,761    (5,308)     30,493
Net income (loss)..................................      (490)    (5,470)     38,896    (5,308)     27,628

------------------------

(i) Reflects our seasonal pattern, in which the majority of earnings are recorded in the third quarter of each year.

(ii) Reflects operations of the Homer City plant from acquisition on March 18, 1999 through March 31, 1999.

                           CHESTNUT RIDGE ENERGY CO.
                           2000 FINANCIAL STATEMENTS
                                      NOTE

    The financial statements of Chestnut Ridge Energy Co. are provided under Rule 3-10 of Regulation S-X as such securities represent a substantial portion of the collateral for the Senior Secured Bonds.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of Chestnut Ridge Energy Co.:

    We have audited the accompanying balance sheets of Chestnut Ridge Energy Co. (a California corporation), a wholly-owned subsidiary of Edison Mission Holdings Co., as of December 31, 2000 and 1999, and the related statements of operations, shareholder's equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Chestnut Ridge Energy Co. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP

Orange County, California
March 28, 2001

                           CHESTNUT RIDGE ENERGY CO.

                                 BALANCE SHEETS

                                 (IN THOUSANDS)

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
                                     ASSETS

CURRENT ASSETS
  Due from affiliate under tax sharing agreement............  $    563   $    416
                                                              --------   --------
    Total current assets....................................       563        416
                                                              --------   --------
INVESTMENT IN EME HOMER CITY GENERATION L.P.................   194,846    197,987
                                                              --------   --------
TOTAL ASSETS................................................  $195,409   $198,403
                                                              ========   ========

                      LIABILITIES AND SHAREHOLDER'S EQUITY

CURRENT LIABILITIES
  Due to affiliate..........................................  $     --   $    184
                                                              --------   --------
    Total current liabilities...............................        --        184
                                                              --------   --------
DEFERRED TAXES..............................................     4,074      2,168
                                                              --------   --------
TOTAL LIABILITIES...........................................     4,074      2,352
                                                              --------   --------
SHAREHOLDER'S EQUITY
  Common stock, $1 par value; 10,000 shares authorized; 100
    shares issued and outstanding...........................        --         --
  Additional paid-in-capital................................   200,194    198,794
  Retained deficit..........................................    (8,859)    (2,743)
                                                              --------   --------
TOTAL SHAREHOLDER'S EQUITY..................................   191,335    196,051
                                                              --------   --------
TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY..................  $195,409   $198,403
                                                              ========   ========

   The accompanying notes are an integral part of these financial statements.

                           CHESTNUT RIDGE ENERGY CO.

                            STATEMENTS OF OPERATIONS

                                 (IN THOUSANDS)

                                                                  YEARS ENDED
                                                                 DECEMBER 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
Equity in loss from EME Homer City Generation L.P...........   $3,141     $  807
Administrative and general expense..........................    1,216        184
                                                               ------     ------

Loss before income taxes....................................    4,357        991
Provision for income taxes..................................    1,759      1,752
                                                               ------     ------

NET LOSS....................................................   $6,116     $2,743
                                                               ======     ======

   The accompanying notes are an integral part of these financial statements.

                           CHESTNUT RIDGE ENERGY CO.

                       STATEMENTS OF SHAREHOLDER'S EQUITY

                                 (IN THOUSANDS)

                                                                 ADDITIONAL
                                                       COMMON     PAID-IN-    RETAINED   SHAREHOLDER'S
                                                       STOCK      CAPITAL     EARNINGS      EQUITY
                                                      --------   ----------   --------   -------------
BALANCE AT JANUARY 1, 1999..........................    $ --      $     --    $    --      $     --

  Net loss..........................................      --            --     (2,743)       (2,743)
  Cash contribution.................................      --       270,576         --       270,576
  Cash dividends....................................      --       (71,782)        --       (71,782)
                                                        ----      --------    -------      --------

BALANCE AT DECEMBER 31, 1999........................      --       198,794     (2,743)      196,051
                                                        ----      --------    -------      --------

  Net loss..........................................      --            --     (6,116)       (6,116)
  Cash contribution.................................      --         1,325         --         1,325
  Cash dividends....................................      --            75         --            75
                                                        ----      --------    -------      --------

BALANCE AT DECEMBER 31, 2000........................    $ --      $200,194    $(8,859)     $191,335
                                                        ====      ========    =======      ========

   The accompanying notes are an integral part of these financial statements.

                           CHESTNUT RIDGE ENERGY CO.

                            STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                  YEARS ENDED
                                                                 DECEMBER 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss..................................................  $(6,116)   $ (2,743)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Deferred tax provision..................................    1,906       2,168
    Equity in loss from EME Homer City Generation L.P.......    3,141         807
    Increase in due from affiliate under tax sharing
      agreement.............................................     (147)       (416)
    (Decrease) increase in due to affiliate.................     (184)        184
                                                              -------    --------
  Net cash used in operating activities.....................   (1,400)         --
                                                              -------    --------

CASH FLOWS FROM INVESTING ACTIVITIES
    Investment in EME Homer City Generation L.P.............       --    (270,576)
    Cash dividends from EME Homer City Generation L.P.......       --      71,782
                                                              -------    --------
  Net cash used in investing activities.....................       --    (198,794)
                                                              -------    --------

CASH FLOWS FROM FINANCING ACTIVITIES
    Cash contribution.......................................    1,325     270,576
    Cash dividends..........................................       75     (71,782)
                                                              -------    --------
  Net cash provided by financing activities.................    1,400     198,794
                                                              -------    --------

NET INCREASE IN CASH........................................       --          --
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR................       --          --
                                                              -------    --------

CASH AND CASH EQUIVALENTS, end of year......................  $    --    $     --
                                                              =======    ========

   The accompanying notes are an integral part of these financial statements.

                           CHESTNUT RIDGE ENERGY CO.
                         NOTES TO FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

NOTE 1.  GENERAL

    Chestnut Ridge Energy Co. (the "Company"), a wholly-owned subsidiary of Edison Mission Holdings Co. ("EM Holdings"), a wholly-owned subsidiary of Edison Mission Energy ("EME"), an indirect wholly-owned subsidiary of Edison International ("EIX"), is a California corporation formed on October 13, 1998 for the purpose of investing as a limited partner in EME Homer City Generation L.P. ("HCGLP"), in connection with its acquisition on March 18, 1999, of three coal-fired electric generating units and related facilities (the "Homer City facilities") located in Indiana County, Pennsylvania. The Company had no significant activity prior to 1999 and, accordingly, no 1998 financial information has been presented.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES IN FINANCIAL STATEMENTS

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

INCOME TAXES

    The Company is included in the consolidated federal income tax and combined state tax returns of EIX. The Company calculates its income tax provision on a separate company basis under a tax sharing arrangement with an affiliate of EIX, which in turn has an agreement with EIX. Tax benefits generated by the Company and used in the EIX consolidated tax return are recognized by the Company without regard to separate company limitations.

    The Company accounts for income taxes using the asset-and-liabilities method, wherein deferred tax assets and liabilities are recognized for future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities using enacted rates.

RECLASSIFICATIONS

    Certain amounts in the prior years have been reclassified to conform to the current year's presentation.

NOTE 3.  INVESTMENT IN HCGLP

    The Company owns a 99 percent limited partnership interest in HCGLP. As a limited partner, the Company does not have a controlling financial interest in HCGLP, and, in accordance with the provisions of the Accounting Principles Board Opinion No. 18, the Company accounts for its investment in HCGLP under the equity method. Accordingly, the investment in HCGLP was recorded at cost with adjustments made to the carrying amount of the investment to recognize the Company's share of the earnings, losses or distributions of HCGLP after the date of the investment. The following table presents summarized financial information for HCGLP for the years ended December 31, 2000 and 1999.

                                                       YEARS ENDED DECEMBER 31,
                                                       -------------------------
                                                          2000          1999
                                                       -----------   -----------
OPERATIONS
Operating revenues...................................  $  421,820    $  325,752
Operating expenses...................................     290,476       218,688
                                                       ----------    ----------
Operating income.....................................     131,344       107,064
Interest expense, net of other income................    (134,907)     (102,774)
                                                       ----------    ----------
Income (loss) before taxes and extraordinary loss....      (3,563)        4,290
Provision (benefit) for income taxes.................        (391)        2,239
Extraordinary loss on early extinguishment of debt,
  net of income tax benefit of $2,082................          --         2,865
                                                       ----------    ----------
    Net loss.........................................  $   (3,172)   $     (814)
                                                       ==========    ==========
BALANCE SHEET
Current assets.......................................  $  189,376    $  147,732
Noncurrent assets....................................   1,967,183     1,874,126
                                                       ----------    ----------
    Total assets.....................................  $2,156,559    $2,021,858
                                                       ==========    ==========
Current liabilities..................................  $   81,811    $   74,701
Long term debt to affiliate..........................   1,801,167     1,700,819
Deferred income taxes and other liabilities..........      76,766        46,351
Equity...............................................     196,815       199,987
                                                       ----------    ----------
    Total liabilities and equity.....................  $2,156,559    $2,021,858
                                                       ==========    ==========

NOTE 4.  RELATED-PARTY TRANSACTIONS

    Certain administrative services such as payroll, employee benefit programs, insurance and information technology are shared among all affiliates of EIX, and the costs of these corporate support services are allocated to all affiliates. The cost of services provided by EIX, including those related to the Company, are allocated to EME based on one of the following formulas: percentage of the time worked, equity in investment and advances, number of employees, or multi-factor (operating revenues, operating expenses, total assets and total employees). In addition, EIX bills EME for any direct labor and out-of-pocket expenses for services directly requested for the benefit of the Company. All charges from EIX related to the Company are billed to EME.

    The Company receives administrative services under an agreement with EME which provides for: (1) reimbursement of any charges from EIX directly for the benefit of the Company, (2) reimbursement of any payments made to third parties for goods and services for the sole benefit of the Company, (3) labor and expenses of EIX and EME personnel providing services requested by the Company, and (4) a corporate allocation. Certain of the officers of the Company are also officers of EME. Compensation of common officers is paid for by EME and is considered part of the corporate allocation under (4) above. Management believes the allocation methodologies utilized are reasonable. The Company made no reimbursements in 2000 and $184,000 in reimbursements in 1999 to EME for the cost of these programs and other services. The amount due to affiliates associated with these administrative services totaled $0 and $184,000 at December 31, 2000 and 1999, respectively.

NOTE 5.  INCOME TAXES

    HCGLP made an election to be taxed as a corporation for federal and California state tax purposes, and therefore such taxes are reflected in the Company's equity in loss from HCGLP in the accompanying income statements. In Pennsylvania, however, HCGLP is treated as a partnership, and the Company's share of HCGLP's associated Pennsylvania state income tax effects are included in the Company's tax provision and deferred tax liability.

                                                                YEARS ENDED
                                                               DECEMBER 31,
                                                            -------------------
                                                              2000       1999
                                                            --------   --------
Deferred tax assets
  Loss carryforwards......................................  $ 4,418    $ 2,213
  State tax deduction.....................................   (2,159)        --
  Valuation allowance.....................................   (4,418)    (2,213)
                                                            -------    -------
                                                            $(2,159)   $    --
                                                            -------    -------
Deferred tax liabilities
  Accumulated depreciation difference.....................  $ 6,188    $ 2,123
  Other...................................................       45         45
                                                            -------    -------
                                                              6,233      2,168
                                                            -------    -------
Deferred tax liability, net...............................  $ 4,074    $ 2,168
                                                            =======    =======

    Loss carryforwards represent the Company's share of HCGLP's Pennsylvania state tax losses totaling $66.6 million and $22.3 million at December 31, 2000 and 1999, respectively, which are scheduled to expire, if not used, beginning in 2009 and are limited in use to $2.0 million per year.

    The provision for income taxes is comprised of the following:

                                                                 YEARS ENDED
                                                                DECEMBER 31,
                                                             -------------------
                                                               2000       1999
                                                             --------   --------
Current
  Federal..................................................  $  (139)    $ (347)
  State....................................................       (8)       (69)
                                                             -------     ------
Total current..............................................     (147)      (416)
                                                             -------     ------
Deferred
  Federal..................................................   (2,159)        --
  State....................................................    4,065      2,168
                                                             -------     ------
Total deferred.............................................    1,906      2,168
                                                             -------     ------
Provision for income taxes.................................  $ 1,759     $1,752
                                                             =======     ======

    The components of the deferred tax provision, which arise from timing differences between financial and tax reporting, are presented below:

                                                                YEARS ENDED
                                                               DECEMBER 31,
                                                            -------------------
                                                              2000       1999
                                                            --------   --------
Accumulated depreciation difference.......................  $ 4,065    $ 2,123
Loss carryforwards........................................   (2,205)    (2,213)
State tax deduction.......................................   (2,159)        --
Other.....................................................       --         45
Valuation allowance.......................................    2,205      2,213
                                                            -------    -------
    Total deferred provision..............................  $ 1,906    $ 2,168
                                                            =======    =======

    Variations from the 35% federal statutory rate are as follows:

                                                                 YEARS ENDED
                                                                 DECEMBER 31,
                                                            ----------------------
                                                              2000          1999
                                                            --------      --------
Expected benefit for federal income taxes.................  $(1,525)       $ (347)
Increase in taxes from:
  State tax, net of federal benefit and other.............    3,284         2,099
                                                            -------        ------
    Total provision for income taxes......................  $ 1,759        $1,752
                                                            =======        ======
Effective tax rate........................................    40.37%       176.79%
                                                            =======        ======

NOTE 6.  SUPPLEMENTAL STATEMENTS OF CASH FLOWS INFORMATION

                                                                    YEARS ENDED
                                                                   DECEMBER 31,
                                                              -----------------------
                                                                2000           1999
                                                              --------       --------
Cash paid:
Interest....................................................    $ --           $ --
Income taxes (receipts).....................................    $ --           $ --

                         EME HOMER CITY GENERATION L.P.
                           2000 FINANCIAL STATEMENTS
                                      NOTE

    The financial statements of EME Homer City Generation L.P. are provided under Rule 3-10 of Regulation S-X as such securities represent a substantial portion of the collateral for the Senior Secured Bonds.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the General Partner of EME Homer City Generation L.P.:

    We have audited the accompanying balance sheets of EME Homer City Generation L.P. (a Pennsylvania limited partnership) as of December 31, 2000 and 1999, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of EME Homer City Generation L.P. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP

Orange County, California
March 28, 2001

                         EME HOMER CITY GENERATION L.P.

                                 BALANCE SHEETS

                                 (IN THOUSANDS)

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2000         1999
                                                              ----------   ----------
                                       ASSETS

CURRENT ASSETS
  Cash and cash equivalents.................................  $   19,116   $   44,454
  Due from affiliates.......................................     128,927       57,292
  Fuel inventory............................................      14,993       21,336
  Spare parts inventory.....................................      23,582       23,349
  Other current assets......................................       2,758        1,301
                                                              ----------   ----------
    Total current assets....................................     189,376      147,732
                                                              ----------   ----------

PROPERTY, PLANT AND EQUIPMENT...............................   2,040,165    1,899,555
  Less accumulated depreciation.............................      84,273       37,195
                                                              ----------   ----------
    Net property, plant and equipment.......................   1,955,892    1,862,360
                                                              ----------   ----------
DEFERRED FINANCING CHARGES, NET.............................      11,291       11,766
                                                              ----------   ----------
TOTAL ASSETS................................................  $2,156,559   $2,021,858
                                                              ==========   ==========

                          LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES
  Accounts payable..........................................  $   16,479   $    1,789
  Accrued liabilities.......................................      32,195       38,264
  Interest payable..........................................      32,668       34,648
  Other current liabilities.................................         469           --
                                                              ----------   ----------
    Total current liabilities...............................      81,811       74,701
                                                              ----------   ----------

LONG-TERM DEBT TO AFFILIATE.................................   1,801,167    1,700,819
DEFERRED TAXES..............................................      59,141       28,726
BENEFIT PLANS...............................................      17,625       17,625
                                                              ----------   ----------
TOTAL LIABILITIES...........................................   1,959,744    1,821,871
                                                              ----------   ----------

COMMITMENTS AND CONTINGENCIES (NOTE 8)

PARTNERS' EQUITY............................................     196,815      199,987
                                                              ----------   ----------

TOTAL LIABILITIES AND PARTNERS' EQUITY......................  $2,156,559   $2,021,858
                                                              ==========   ==========

   The accompanying notes are an integral part of these financial statements.

                         EME HOMER CITY GENERATION L.P.

                            STATEMENTS OF OPERATIONS

                                 (IN THOUSANDS)

                                                                   YEARS ENDED
                                                                  DECEMBER 31,
                                                              ---------------------
                                                                2000        1999
                                                              ---------   ---------
OPERATING REVENUES FROM MARKETING AFFILIATE
  Capacity revenues.........................................  $  48,736   $  32,841
  Energy revenues...........................................    373,084     292,911
                                                              ---------   ---------
    Total operating revenues................................    421,820     325,752
                                                              ---------   ---------

OPERATING EXPENSES
  Fuel......................................................    164,112     124,763
  Plant operations..........................................     79,077      56,730
  Depreciation..............................................     47,287      37,195
                                                              ---------   ---------
    Total operating expenses................................    290,476     218,688
                                                              ---------   ---------

Income from operations......................................    131,344     107,064
                                                              ---------   ---------

OTHER INCOME (EXPENSE)
  Interest and other income.................................      3,747       1,040
  Interest expense from affiliate...........................   (138,654)   (103,814)
                                                              ---------   ---------
    Total other expense.....................................   (134,907)   (102,774)
                                                              ---------   ---------

Income (loss) before income taxes and extraordinary loss....     (3,563)      4,290
Provision (benefit) for income taxes before extraordinary
  loss......................................................       (391)      2,239
                                                              ---------   ---------

INCOME (LOSS) BEFORE EXTRAORDINARY LOSS.....................     (3,172)      2,051
                                                              ---------   ---------

Extraordinary loss on early extinguishment of debt, net of
  income tax benefit of $2,082..............................         --      (2,865)
                                                              ---------   ---------

NET LOSS....................................................  $  (3,172)  $    (814)
                                                              =========   =========

   The accompanying notes are an integral part of these financial statements.

                         EME HOMER CITY GENERATION L.P.

                         STATEMENTS OF PARTNERS' EQUITY

                                 (IN THOUSANDS)

                                                    CHESTNUT RIDGE   MISSION ENERGY        TOTAL
                                                    ENERGY COMPANY   WESTSIDE INC.    PARTNERS' EQUITY
                                                    --------------   --------------   ----------------
BALANCE AT JANUARY 1, 1999........................     $     --          $   --           $     --

  Net loss........................................         (807)             (7)              (814)
  Cash contribution...............................      270,576           2,733            273,309
  Cash distributions..............................      (71,782)           (726)           (72,508)
                                                       --------          ------           --------

BALANCE AT DECEMBER 31, 1999......................      197,987           2,000            199,987
                                                       --------          ------           --------

  Net loss........................................       (3,141)            (31)            (3,172)
  Cash contribution...............................           --              --                 --
  Cash distributions..............................           --              --                 --
                                                       --------          ------           --------

BALANCE AT DECEMBER 31, 2000......................     $194,846          $1,969           $196,815
                                                       ========          ======           ========

   The accompanying notes are an integral part of these financial statements.

                         EME HOMER CITY GENERATION L.P.

                            STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                    YEARS ENDED
                                                                   DECEMBER 31,
                                                              -----------------------
                                                                2000         1999
                                                              ---------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss..................................................  $  (3,172)  $      (814)
  Adjustments to reconcile net loss to net cash provided by
    operating activities:
    Extraordinary loss on early extinguishment of debt, net
      of tax................................................         --         2,865
    Depreciation and amortization...........................     48,869        38,630
    Deferred tax provision..................................     30,415        28,726
    Loss on asset disposal..................................        760            --
    Increase in due from affiliates.........................    (71,635)      (55,211)
    Decrease (increase) in inventory........................      6,110        (3,264)
    Increase in other assets................................     (1,457)       (1,300)
    Increase in accounts payable............................     14,690         1,789
    (Decrease) increase in accrued liabilities..............     (6,069)       37,488
    (Decrease) increase in interest payable.................     (1,980)       34,648
    Increase in other liabilities...........................        469         1,040
                                                              ---------   -----------
  Net cash provided by operating activities.................     17,000        84,597
                                                              ---------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of Homer City facility.........................         --    (1,818,631)
    Capital expenditures....................................   (141,580)     (104,985)
                                                              ---------   -----------
  Net cash used in investing activities.....................   (141,580)   (1,923,616)
                                                              ---------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES
    Capital contribution from partners......................         --       273,309
    Borrowings on long-term obligations.....................    105,010     2,500,819
    Repayments on debt obligations..........................     (4,662)     (800,000)
    Financing costs.........................................     (1,106)      (18,147)
    Cash dividends to partners..............................         --       (72,508)
                                                              ---------   -----------
  Net cash provided by financing activities.................     99,242     1,883,473
                                                              ---------   -----------

NET INCREASE (DECREASE) IN CASH.............................    (25,338)       44,454
CASH AND CASH EQUIVALENTS, beginning of year................     44,454            --
                                                              ---------   -----------

CASH AND CASH EQUIVALENTS, end of year......................  $  19,116   $    44,454
                                                              =========   ===========

   The accompanying notes are an integral part of these financial statements.

                         EME HOMER CITY GENERATION L.P.
                         NOTES TO FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

NOTE 1.  GENERAL

    EME Homer City Generation L.P., a Pennsylvania limited partnership (the "Partnership"), is a partnership among Chestnut Ridge Energy Company ("Chestnut"), as a limited partner with a 99 percent interest, and Mission Energy Westside Inc. ("Westside"), as a general partner with a 1 percent interest. Both Chestnut and Westside are wholly-owned subsidiaries of Edison Mission Holdings Co. ("EM Holdings"), a wholly-owned subsidiary of Edison Mission Energy ("EME"), which is an indirect wholly-owned subsidiary of Edison International ("EIX"). The Partnership was formed on October 31, 1998, for the purpose of acquiring, owning and operating three coal-fired electric generating units, and related facilities (the "Homer City facilities") located in Indiana County, Pennsylvania for the purpose of producing electric energy. Although the Partnership was formed on October 31, 1998, it had no significant activity prior to the acquisition of the Homer City facilities.

    On March 18, 1999, the Partnership completed its acquisition (the "Acquisition") of 100% of the ownership interests in the Homer City facilities and assumed certain liabilities of the former owners. The accompanying financial statements reflect the operations of the Homer City facilities commencing from the date of acquisition. The Acquisition has been accounted for utilizing the purchase method. The purchase price was allocated to the assets acquired and liabilities assumed based upon their respective fair market values.

    The Acquisition was financed through a capital contribution by Chestnut and Westside of approximately $271 million and $3 million, respectively, and a loan of approximately $1.7 billion from Edison Mission Finance Co. ("Finance"), a wholly-owned subsidiary of EM Holdings.

    The Homer City facilities consist of three coal-fired steam turbine units, one coal preparation facility, an 1,800-acre dam site and associated support facilities. Units 1 and 2 are essentially identical steam turbine generators with net summer capacities of 620 MW and 614 MW, respectively. Units 1 and 2 began commercial operation in 1969. Unit 3 is also a steam turbine generator with a net summer capacity of 650 MW. Unit 3 began commercial operations in 1977. The Partnership benefits from direct transmission access into both the Pennsylvania-New Jersey-Maryland power market and the New York power market.

    The Partnership has entered into a contract with a marketing affiliate for the sale of energy and capacity produced by the Homer City facilities, which enables such marketing affiliate to engage in forward sales and hedging transactions to manage electricity price exposure. The marketing affiliate has systems in place that monitor real-time spot and forward pricing and perform options valuations. The Partnership pays the marketing affiliate fees for the marketing power. All revenues from transactions executed by the marketing affiliate for the account of the Partnership are deposited into a revenue account established for the benefit of the holders of EM Holding's senior secured debt.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES IN FINANCIAL STATEMENTS

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

    The Partnership considers cash and cash equivalents to include cash and short-term investments with original maturities of three months or less.

INVENTORY

    Inventory consists of spare parts, coal and fuel oil and is stated at the lower of weighted average cost or market.

PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment are stated at cost. Depreciation is computed on a straight-line basis over the following estimated useful lives:

Power plant facilities and equipment........................  10 to 39 years
Emission allowances.........................................        39 years
Equipment, furniture and fixtures...........................    4 to 7 years

    As part of the acquisition of the Homer City facilities, the Partnership acquired emission allowances under the Environmental Protection Agency's Acid Rain Program. Although the emission allowances granted under this program are freely transferable, the Partnership intends to use substantially all of the emission allowances in the normal course of its business to generate electricity. Accordingly, the Partnership has classified emission allowances expected to be used to generate power as part of property, plant and equipment. Acquired emission allowances will be amortized over the estimated lives of the Homer City units on a straight-line basis.

    At December 31, 2000 and 1999, property, plant and equipment consisted of the following:

                                                          2000         1999
                                                       ----------   ----------
Land.................................................  $    4,250   $    4,250
Power plant facilities and equipment.................   1,368,554    1,354,917
Emission allowances..................................     438,068      438,068
Construction in progress.............................     223,207       99,370
Equipment, furniture and fixtures....................       6,086        2,950
                                                       ----------   ----------
                                                        2,040,165    1,899,555
Accumulated depreciation.............................     (84,273)     (37,195)
                                                       ----------   ----------
Property, plant and equipment, net...................  $1,955,892   $1,862,360
                                                       ==========   ==========

MAINTENANCE ACCRUALS

    Certain major pieces of our equipment require major maintenance on a periodic basis. These costs are expensed as incurred.

DEFERRED COSTS

    Deferred costs at December 31, 2000 and 1999 consisted of the following:

                                                              2000       1999
                                                            --------   --------
Deferred financing costs..................................  $13,672    $12,566
Accumulated amortization..................................   (2,381)      (800)
                                                            -------    -------
Net deferred financing costs..............................  $11,291    $11,766
                                                            =======    =======

    Deferred financing costs consist of legal and other costs incurred by the Partnership to obtain long-term financing (Note 3). These costs are being amortized as interest expense over the life of the related long-term debt using the effective interest method.

CAPITALIZED INTEREST

    Interest incurred on funds borrowed by us to finance project construction is capitalized. Capitalization of interest is discontinued when the projects are completed and deemed operational. Such capitalized interest is included in property, plant and equipment.

    Capitalized interest is amortized on a straight-line basis over the estimated useful life of the power plant facility. We capitalized $10.3 million and $1.8 million for the years ended December 31, 2000 and 1999, respectively.

REVENUE RECOGNITION

    Revenue and related costs are recorded as electricity is generated or services are provided.

PRICE RISK MANAGEMENT ACTIVITIES

    The Partnership has entered into a contract with a marketing affiliate for the sale of energy and capacity produced by the Partnership, which enables such marketing affiliate to engage in forward sales and hedging transactions to manage the Partnership's electricity price exposure. Net gains or losses on hedges by the marketing affiliate that are physically settled are recognized in the same manner as the hedged item. The Partnership receives the net transaction price on all contracts by its marketing affiliate.

INCOME TAXES

    The Partnership has made an election to be taxed as a corporation for federal and California state tax purposes and, as such, will be included in the consolidated federal income tax and combined California state franchise tax returns of EIX. The Partnership calculates its income tax provision on a separate company basis under a tax sharing arrangement with an affiliate of EIX, which in turn has an agreement with EIX. Tax benefits generated by the Partnership for federal and California state tax purposes are recognized by the Partnership without regard to separate company limitations.

    The Partnership accounts for income taxes using the asset-and-liabilities method, wherein deferred tax assets and liabilities are recognized for future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities using enacted rates.

    The Partnership is treated as a partnership for Pennsylvania state income tax purposes, and the income or loss of the Partnership is included in the Pennsylvania state income tax returns of the individual partners. Accordingly, no recognition has been given to Pennsylvania state income taxes in the financial statements.

NEW ACCOUNTING STANDARD

    Effective January 1, 2001, Edison Mission Energy adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. For derivatives that qualify for hedge accounting, depending on the nature of the hedge, changes in fair value are either offset by changes in the fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value is immediately recognized in earnings.

    Upon adoption of SFAS No. 133, we will record all derivatives associated with our risk management activities at fair value unless the derivatives qualify for the normal sales and purchases exception. We expect that a portion of our risk management activities related to forward physical purchases or sales will qualify for this exception. For derivatives associated with our risk management activities that do not qualify as normal sales and purchases, we expect our financial instruments will qualify as a cash flow hedge with appropriate adjustments made to other comprehensive income. The cumulative effect on prior years' net income resulting from the change in accounting for derivatives in accordance with SFAS No. 133 is not expected to be material.

NOTE 3.  LONG-TERM DEBT

    In order to initially effect the Acquisition, EM Holdings entered into an $800 million initial financing (the "Acquisition Facility"), a $250 million construction loan (the "Environmental Capital Improvements Facility") that would be drawn as needed, and a $50 million line of credit (the "Working Capital Facility"). Amounts borrowed under the Acquisition Facility, the Environmental Capital Improvements Facility and the Working Capital Facility bear interest at variable Eurodollar rates or Base rates, at the option of the Partnership. If EM Holdings elects to pay Eurodollar rates, interest costs include a margin of 0.85% to 2.25% depending on the EM Holdings' current debt rating. At
December 31, 2000, the margin was 1.00%. Additionally, EM Holdings pays a facility fee of 0.15% to 0.50%, depending on EM Holdings' current debt rating, on the total outstanding commitment irrespective of usage. At December 31, 2000 the facility fee was 0.25%. The financing received by EM Holdings under the Acquisition Facility as well as the Environmental Capital Improvements Facility due 2004 were loaned to Finance under a subordinated loan agreement (the "Finance Subordinated Loan"). Finance then loaned the same amounts to the Partnership under a subordinated loan agreement (the "Subordinated Loan"). Interest rates and other charges as well as maturity dates associated with the Subordinated Loan mirror the associated debt at EM Holdings. The Acquisition Facility was replaced on May 27, 1999 with $300 million aggregate principal amount of 8.137% Senior Secured Bonds due 2019 and $530 million aggregate principal amount of 8.734% Senior Secured Bonds due 2026 (collectively, the "Senior Secured Bonds"). Proceeds from the Senior Secured Bonds were loaned by EM Holdings to Finance and subsequently from Finance to the Partnership, under the Subordinated Loan. These proceeds were then used by the Partnership to repay $800 million under the Subordinated Loan and make a $30 million distribution to Chestnut and Westside. The total amount outstanding under the Subordinated Loan was $1,012 million and $907 million at December 31, 2000 and 1999, respectively. The weighted average interest rate under this borrowing was 8.4% at December 31, 2000 and 1999.

    The remaining cost of the Acquisition as well as initial operating cash, totaling $1.1 billion, was funded through an equity contribution from EME to EM Holdings. EM Holdings subsequently contributed approximately the same amount to Finance, which subsequently loaned the amount to the Partnership under a subordinated revolving loan agreement (the "Revolver"). The Revolver bears interest at 8.0% on outstanding amounts and terminates on March 18, 2014. The Partnership owed approximately $789 million and $794 million under the Revolver at December 31, 2000 and 1999, respectively.

NOTE 4.  PRICE RISK MANAGEMENT ACTIVITIES

    Our risk management policy allows for the use of derivative financial instruments through our marketing affiliate to limit financial exposure to energy prices for non-trading purposes. Our marketing affiliate's risk management activities give rise to commodity price risk, which represents the potential loss that can be caused by a change in the market value of a particular commodity. Commodity price risks are actively monitored to ensure compliance with our risk management policies. Policies are in place which limit the amount of total net exposure we may enter into at any point in time. Procedures exist which allow for monitoring of all commitments and positions with daily reporting to senior management. Our marketing affiliate performs a "value at risk" analysis in our daily business to measure, monitor and control our overall market risk exposure. The use of value at risk allows management to aggregate overall risk, compare risk on a consistent basis and identify the drivers of the risk. Value at risk measures the worst expected loss over a given time interval, under normal market conditions, at a given confidence level. Given the inherent limitations of value at risk and relying on a single risk measurement tool, our marketing affiliate supplements this approach with industry "best practice" techniques including the use of stress testing and worst-case scenario analysis, as well as stop limits and counterparty credit exposure limits.

    Our marketing affiliate has the following energy price hedges outstanding on the dates presented:

                                                        DECEMBER 31,
                                          -----------------------------------------
                                                 2000                  1999
                                          -------------------   -------------------
                                          NOTIONAL   CONTRACT   NOTIONAL   CONTRACT
                                           AMOUNT    EXPIRES     AMOUNT    EXPIRES
                                          --------   --------   --------   --------
Energy contracts:
Forwards................................  $456,564     2002          --        --
Options.................................     3,456     2001     $47,328      2001
Swaps...................................       800     2001          --        --

    The following table summarizes the fair values for outstanding financial instruments used for price risk management activities by instrument type:

                                                        DECEMBER 31,
                                        ---------------------------------------------
                                                2000                    1999
                                        ---------------------   ---------------------
                                        CARRYING                CARRYING
                                         AMOUNT    FAIR VALUE    AMOUNT    FAIR VALUE
                                        --------   ----------   --------   ----------
Commodity price:
Forwards..............................      --     $(117,803)        --          --
Options...............................    $594         1,811     $3,533      $3,533
Swaps.................................      --          (892)        --          --

NOTE 5.  RELATED-PARTY TRANSACTIONS

    The Partnership has entered into energy and emission allowance sales agreements with a marketing affiliate for the sale of energy and capacity at a price equal to (i) the price which a third-party purchaser of the capacity or energy has agreed to pay less (ii) $.02 per MWh of capacity and energy plus an emission allowance fee. Payment is due and payable within thirty days from billing which is rendered on a monthly basis. For the years ended December 31, 2000 and 1999, the amount due from the marketing affiliate was $69.7 million and $28.7 million, respectively. The net fees earned by the marketing affiliate were $1.5 million and $0.2 million for the years ended December 31, 2000 and 1999, respectively.

    Certain administrative services such as payroll, employee benefit programs, insurance and information technology are shared among all affiliates of EIX and the costs of these corporate support services are allocated to all affiliates. The cost of services provided by EIX, including those related to the Partnership, are allocated to EME based on one of the following formulas: percentage of the time worked, equity in investment and advances, number of employees, or multi-factor (operating revenues, operating expenses, total assets and total employees). The Partnership participates in a common payroll and benefit program with all EIX employees. In addition, EIX bills EME for any direct labor and out-of-pocket expenses for services directly requested for the benefit of the Partnership. The Partnership made reimbursements for the cost of these programs and other services totaling $30.0 million and $18.1 million for the years ended December 31, 2000 and 1999, respectively.

    The Company has also recorded a receivable from EME of $59.4 million and $28.6 million at December 31, 2000 and 1999, respectively, related to the tax due under the tax sharing agreement. See Note 2 for further discussion of the tax sharing agreement.

NOTE 6.  INCOME TAXES

    Income tax expense includes the current tax benefit from the operating loss and the change in deferred income taxes during the year. The components of the net accumulated deferred income tax liability were:

                                                                YEARS ENDED
                                                               DECEMBER 31,
                                                            -------------------
                                                              2000       1999
                                                            --------   --------
Deferred tax assets
  State tax deduction.....................................  $ 1,583    $   208
                                                            -------    -------
                                                            $ 1,583    $   208
                                                            -------    -------

Deferred tax liabilities
  Accumulated depreciation difference.....................  $60,525    $28,735
  Other...................................................      199        199
                                                            -------    -------
                                                             60,724     28,934
                                                            -------    -------
Deferred tax liability, net...............................  $59,141    $28,726
                                                            =======    =======

    The provision (benefit) for income taxes is comprised of the following:

                                                              YEARS ENDED
                                                             DECEMBER 31,
                                                          -------------------
                                                            2000       1999
                                                          --------   --------
Current
  Federal...............................................  $(27,605)  $(24,227)
  State.................................................    (3,201)    (2,260)
                                                          --------   --------
    Total current.......................................   (30,806)   (26,487)
                                                          --------   --------

Deferred
  Federal...............................................    25,897     25,521
  State.................................................     4,518      3,205
                                                          --------   --------
    Total deferred......................................    30,415     28,726
                                                          --------   --------

Provision (benefit) for income taxes....................  $   (391)  $  2,239
                                                          ========   ========

    Income tax provision (benefit) is included in the statement of operations as follows:

                                                                  YEARS ENDED
                                                                 DECEMBER 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
Income (loss) before extraordinary loss.....................   $(391)    $ 2,239
Extraordinary loss..........................................      --      (2,082)
                                                               -----     -------
    Total...................................................   $(391)    $   157
                                                               =====     =======

    The components of the deferred tax provision, which arise from timing differences between financial and tax reporting, are presented below:

                                                                YEARS ENDED
                                                               DECEMBER 31,
                                                            -------------------
                                                              2000       1999
                                                            --------   --------
Accumulated depreciation difference.......................  $31,790    $28,735
State tax deduction.......................................   (1,375)      (208)
Other.....................................................       --        199
                                                            -------    -------
    Total deferred provision..............................  $30,415    $28,726
                                                            =======    =======

    Variations from the 35% federal statutory rate are as follows:

                                                                 YEARS ENDED
                                                                DECEMBER 31,
                                                             -------------------
                                                               2000       1999
                                                             --------   --------
Expected provision (benefit) for federal income taxes......  $(1,247)    $1,501
Increase in taxes from:
  State tax--net of federal benefit........................      856        738
                                                             -------     ------
    Total provision (benefit) for income taxes.............  $  (391)    $2,239
                                                             =======     ======
Effective tax rate.........................................    10.97%     52.19%
                                                             =======     ======

NOTE 7.  EMPLOYEE BENEFIT PLANS

    Employees of the Partnership are eligible for various benefit plans of EIX.

PENSION PLANS

    The Partnership maintains a pension plan specifically for the benefit of its union employees. The Partnership's non-union employees participate in the EIX pension plan. Both plans are noncontributory, defined benefit pension plans and cover employees who fulfill minimum service requirements. There are no prior service costs for the plans.

    Information on plan assets and benefit obligations is shown below:

                                                                     YEARS ENDED DECEMBER 31,
                                                             -----------------------------------------
                                                               2000       1999       2000       1999
                                                             --------   --------   --------   --------
                                                                 UNION PLAN          NON-UNION PLAN
                                                             -------------------   -------------------
Change in Benefit Obligation
  Benefit obligation at beginning of year..................  $ 6,783    $    --    $   865     $  --
  Benefit obligation acquired..............................       --      6,000         --       800
  Service cost.............................................      719        459        291       135
  Interest cost............................................      578        321         78        40
  Actuarial gain...........................................    1,457          3        182      (110)
                                                             -------    -------    -------     -----
    Benefit obligation at end of year......................  $ 9,537    $ 6,783    $ 1,416     $ 865
                                                             =======    =======    =======     =====

Change in Plan Assets
  Fair value of plan assets at beginning of year...........  $   104    $    --    $    --     $  --
  Actual return on plan assets.............................     (126)         4         --        --
  Employer contributions...................................    2,120        100         --        --
                                                             -------    -------    -------     -----
    Fair value of plan assets at end of year...............  $ 2,098    $   104    $    --     $  --
                                                             =======    =======    =======     =====

Funded status..............................................  $(7,439)   $(6,679)   $(1,416)    $(865)
Unrecognized net loss (gain)...............................    1,652          5         78      (110)
                                                             -------    -------    -------     -----
Pension liability..........................................  $(5,787)   $(6,674)   $(1,338)    $(975)
                                                             =======    =======    =======     =====
Discount rate..............................................     7.25%      7.75%      7.25%     7.75%
Rate of compensation increase..............................     5.00%      5.00%      5.00%     5.00%
Expected return on plan assets.............................     7.50%      7.50%      8.50%     7.50%

    Components of pension expense were:

                                                                           YEARS ENDED DECEMBER 31,
                                                              --------------------------------------------------
                                                                2000          1999          2000          1999
                                                              --------      --------      --------      --------
                                                                    UNION PLAN                NON-UNION PLAN
                                                              ----------------------      ----------------------
Service cost................................................   $  719         $459          $291          $135
Interest cost obligation....................................      578          321            78            40
Expected return on plan assets..............................      (64)          (6)           --            --
                                                               ------         ----          ----          ----
Net pension expense.........................................   $1,233         $774          $369          $175
                                                               ======         ====          ====          ====

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

    The Partnership's employees retiring at or after age 55 with at least
10 years of service are eligible for postretirement health care, dental, life insurance and other benefits.

    Information on plan assets and benefit obligations is shown below:

                                                                   YEARS ENDED DECEMBER 31,
                                                           -----------------------------------------
                                                             2000       1999       2000       1999
                                                           --------   --------   --------   --------
                                                               UNION PLAN          NON-UNION PLAN
                                                           -------------------   -------------------
Change in Benefit Obligation
  Benefit obligation at beginning of year................  $ 7,518    $    --    $ 1,376    $    --
  Benefit obligation acquired............................       --      7,500         --      1,600
  Service cost...........................................      358        310         77         70
  Interest cost..........................................      555        401        115         95
  Actuarial gain.........................................      188       (693)       235       (389)
  Benefits paid..........................................       --         --         --         --
                                                           =======    =======    =======    =======
    Benefit obligation at end of year....................  $ 8,619    $ 7,518    $ 1,803    $ 1,376
                                                           =======    =======    =======    =======
Change in Plan Assets
  Fair value of plan assets at beginning of year.........  $    --    $    --    $    --    $    --
  Employer contributions.................................       --         --         --         --
  Benefits paid..........................................       --         --         --         --
                                                           -------    -------    -------    -------
    Fair value of plan assets at end of year.............  $    --    $    --    $    --    $    --
                                                           =======    =======    =======    =======
  Funded status..........................................  $(8,619)   $(7,518)   $(1,803)   $(1,376)
  Unrecognized net gain..................................     (457)      (693)      (139)      (389)
                                                           -------    -------    -------    -------
  Recorded liability.....................................  $(9,076)   $(8,211)   $(1,942)   $(1,765)
                                                           =======    =======    =======    =======
  Discount rate..........................................     7.50%      8.00%      7.50%      8.00%

    The components of postretirement benefits other than pension expense were:

                                                             YEARS ENDED DECEMBER 31,
                                                --------------------------------------------------
                                                  2000          1999          2000          1999
                                                --------      --------      --------      --------
                                                      UNION PLAN                NON-UNION PLAN
                                                ----------------------      ----------------------
Service cost..................................    $358          $310          $ 77          $ 70
Interest cost.................................     555           401           115            95
Net amortization..............................     (48)           --           (15)           --
                                                  ----          ----          ----          ----
Total expense.................................    $865          $711          $177          $165
                                                  ====          ====          ====          ====

    For the non-union plan, the assumed rate of future increases in the per-capita cost of health care benefits is 11% for 2001, gradually decreasing to 5% for 2008 and beyond. Increasing the health care cost trend rate by one percentage point would increase the accumulated obligation as of December 31, 2000, by $451,000 and annual aggregate service and interest costs by $48,000. Decreasing the health care cost trend rate by one percentage point would decrease the accumulated obligation as of December 31, 2000, by $361,000 and annual aggregate service and interest costs by $38,000.

    For the union plan, the assumed rate of future increases in the per-capita cost of health care benefits is 11% for 2001, gradually decreasing to 5% for 2008 and beyond. Increasing the health care cost trend rate by one percentage point would increase the accumulated obligation as of December 31, 2000, by $1,706,000 and annual aggregate service and interest costs by $200,000. Decreasing the health care cost trend rate by one percentage point would decrease the accumulated obligation as of December 31, 2000, by $1,347,000 and annual aggregate service and interest costs by $158,000.

EMPLOYEE STOCK PLANS

    A 401(k) plan is maintained to supplement eligible employees' retirement income. The Partnership matches 100 percent of non-union employee contributions up to 6 percent of such employees' annual compensation. The Partnership also matches 65 percent of contributions made by union employees, up to 2.6 percent of annual compensation. Employer contributions vest 20 percent per year. Contribution expense for the years ended December 31, 2000 and 1999 was $406,000 and $352,000, respectively.

NOTE 8.  COMMITMENTS AND CONTINGENCIES

TRANSITION CONTRACTS

    EME Homer City has entered into separate transition contracts (the "Transition Contracts") with Pennsylvania Electric Company ("Penelec") and New York State Electric & Gas Corporation ("NYSEG"), pursuant to which EME Homer City may exercise a put option to sell certain quantities of capacity to Penelec and NYSEG, and Penelec and NYSEG may exercise call options to purchase certain quantities of capacity. The terms of the NYSEG Transition Contract and the Penelec Transition Contract continue until December 31, 2001 and May 31, 2001, respectively. EME Homer City exercised its put options to sell 942 MW of capacity to Penelec for the full period from March 18, 1999 through May 31, 2001 under the Penelec Transition Contract for a price of $49.90/MW-day from March 18, 1999 through May 31, 1999, $59.90/MW-day through May 31, 2000, and $77.40/MW-day through May 31, 2001. EME Homer City has amended the NYSEG Transition Contract and sold 500 MW of capacity to NYSEG through May 31, 2000 for a price of $60.00/MW-day, 370 MW of capacity through September 30, 2000 for $72.17/MW-day, and 430 MW of capacity through December 31, 2001 for $72.17/MW-day.

ASH DISPOSAL SITE

    Pennsylvania Department of Environmental Protection (PADEP) regulations governing ash disposal sites require, among other things, groundwater assessments of landfills if existing groundwater monitoring indicates the possibility of degradation. The assessments could lead to the installation of additional monitoring wells and if degradation of the groundwater were discovered, the Partnership would be required to develop abatement plans, which may include the lining of unlined sites. To date, the Facilities' ash disposal site has not shown any signs that would require abatement. Management does not believe that the costs of maintaining and abandoning the Ash Disposal Site will have a material impact on the Partnership's results of operations or financial position.

ENVIRONMENTAL MATTERS

    Prior to our purchase of the Homer City plant, the Environmental Protection Agency requested information from the prior owners of the plant concerning physical changes at the plant. We have been in informal voluntary discussion with the Environmental Protection Agency relating to these facilities, which may also include payment of civil fines. We cannot assure that we will reach a satisfactory agreement or that these facilities will not be subject to proceedings in the future. Depending on the outcome of the proceedings, we could be required to invest in additional pollution control requirements, over and above the upgrades we are planning to install, and could be subject to fines and penalties.

TWO LICK CREEK RESERVOIR DEEP MINE DISCHARGES

    In connection with our purchase of the Homer City facilities on March 18, 1999, we acquired the Two Lick Creek Dam and Reservoir. Acid mine drainage discharges from the Penn Hill No. 2 and Dixon Run No. 3 inactive deep mines were being collected and partially treated on the reservoir property by Stanford Mining Company before being pumped off the property for additional treatment at the nearby Chestnut Ridge Treatment Plant. The mining company filed for bankruptcy and operated the collection and treatment system until May 1999 when its assets were allegedly depleted.

    The Pennsylvania Department of Environmental Protection (PADEP) initially advised us that we were potentially liable for treating the two discharges solely because of our ownership of the property on which the discharges emanated. Without any admission of our liability, we voluntarily entered into a letter agreement to fund the operation of the collection and treatment system for an interim period until the agency completed its investigation of potentially liable parties and alternatives for permanent treatment of the discharges were evaluated. After examining property records, PADEP concluded that we are only responsible for treating the Dixon Run No. 3 discharge. The agency has not completed its investigation of other potentially responsible parties, particularly mining companies that previously operated the two mines.

    A draft consent agreement that addresses remedial responsibilities for the two discharges has been prepared by PADEP. Under its terms, we are responsible for designing and implementing a permanent system to collect and treat the Dixon Run No. 3 discharge and the state will provide funding to a local watershed association to develop and operate a collection and treatment system for the other discharge. When the Dixon Run No. 3 treatment system becomes operational, we will discontinue our funding of the existing collection and treatment system. We will also be reimbursed a portion of the operational costs of that system.

    The cost of operating the collection and treatment system is approximately $15,000 per month. We are evaluating options for permanent treatment of the Dixon Run No. 3 discharge, including a passive system involving wetlands treatment. The cost of a passive treatment system is estimated to be $1 million, but its operational costs are considerably less than those of a conventional chemical treatment system.

FUEL COMMITMENTS

    The Partnership has entered into several fuel purchase agreements with various third-party suppliers for the purchase of bituminous steam coal. These contracts call for the purchase of a minimum quantity of coal over the term of the contracts, which extend from one to seven years from December 31, 2000, with an option at the Partnership's discretion to purchase additional amounts of coal as stated in the agreements. The minimum quantity of coal to be purchased through these contracts is 16.5 million tons over the terms of the respective contracts.

    At December 31, 2000, the Partnership had contractual commitments to purchase coal and fuel oil. Based on the contract provisions that consist of fixed prices, subject to adjustment clauses in certain cases, these minimum commitments are currently estimated to aggregate $533 million in the next five years summarized as follows: 2001--$142 million; 2002--$141 million; 2003--$103 million; 2004--$106 million; 2005--$41 million.

PLANT IMPROVEMENTS

    Upon acquisition, the Partnership began major plant improvements consisting primarily of a turnkey pollution control retrofit project. The estimated cost of this project is $281 million, of which $214.1 million was incurred prior to December 31, 2000.

LEASES

    At December 31, 2000, the Partnership had no capital leases, however, the Partnership did have several operating leases in place relating mainly to flue gas conditioning equipment and trucks. At December 31, 2000, the future operating lease commitments were as follows:


2001........................................................    $  426
2002........................................................       409
2003........................................................       360
2004........................................................       294
2005........................................................       117
                                                                ------
    Total...................................................    $1,606
                                                                ======

    Operating lease expense amounted to $711,000 and $891,000 in 2000 and 1999, respectively.

COAL CLEANING AGREEMENT

    The Partnership has entered into a Coal Cleaning Agreement with Homer City Coal Processing Corp. to operate and maintain a coal cleaning plant owned by the Partnership. Under the terms of the agreement, which is scheduled to expire on August 31, 2002, the Partnership is obligated to reimburse Homer City Coal Processing Corp. for the actual costs incurred in the operations and maintenance of the coal cleaning plant, a fixed general and administrative service fee of $260,000 per year, and an operating fee that ranges from $.20 to $.35 per ton depending on the level of tonnage.

INTERCONNECTION AGREEMENT

    The Partnership has entered into an Interconnection Agreements with NYSEG and Penelec to provide interconnection services necessary to interconnect the Homer City Station with NYSEG and Penelec's transmission systems. Unless terminated earlier in accordance with the terms thereof, the Interconnection Agreement will terminate on a date mutually agreed to by the Partnership, NYSEG and Penelec. This date will not exceed the retirement date of the Homer City Units. NYSEG and Penelec have agreed to extend such interconnection services to modifications, additions, upgrades or repowering of the Homer City Units. The Partnership is required to compensate NYSEG and Penelec for all reasonable costs associated with any modifications, additions or replacements made to NYSEG or Penelec's interconnection facilities or transmission systems in connection with any modification, addition, upgrade to the Homer City Units.

NOTE 9.  SUPPLEMENTAL STATEMENTS OF CASH FLOWS INFORMATION

                                                             YEARS ENDED
                                                            DECEMBER 31,
                                                        ---------------------
                                                          2000        1999
                                                        --------   ----------
Cash paid:
Interest..............................................  $149,335   $   70,144
Income taxes (receipts)...............................  $     --   $       --

                                                             YEARS ENDED
                                                            DECEMBER 31,
                                                        ---------------------
                                                          2000        1999
                                                        --------   ----------
Details of facility acquisition:
Fair value of assets acquired.........................  $     --   $1,835,207
Liabilities assumed...................................        --      (16,576)
                                                        --------   ----------
Net cash paid for acquisition.........................  $     --   $1,818,631
                                                        ========   ==========

                           EDISON MISSION FINANCE CO.
                           2000 FINANCIAL STATEMENTS

                                      NOTE

    The financial statements of Edison Mission Finance Co. are provided under Rule 3-10 of Regulation S-X as such securities represent a substantial portion of the collateral for the Senior Secured Bonds.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of Edison Mission Finance Co.:

    We have audited the accompanying balance sheets of Edison Mission Finance Co. (a California corporation), a wholly-owned subsidiary of Edison Mission Holdings Co., as of December 31, 2000 and 1999, and the related statements of operations, shareholder's equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Edison Mission Finance Co. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP

Orange County, California
March 28, 2001

                           EDISON MISSION FINANCE CO.

                                 BALANCE SHEETS

                                 (IN THOUSANDS)

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2000         1999
                                                              ----------   ----------
                                       ASSETS

CURRENT ASSETS
  Interest receivable--EME Homer City Generation L.P........  $   32,668   $   34,648
                                                              ----------   ----------
    Total current assets....................................      32,668       34,648
                                                              ----------   ----------
OTHER ASSETS
  Loan receivable--EME Homer City Generation L.P............   1,801,167    1,700,819
  Deferred taxes............................................       1,184        1,236
                                                              ----------   ----------
TOTAL ASSETS................................................  $1,835,019   $1,736,703
                                                              ==========   ==========

                        LIABILITIES AND SHAREHOLDER'S EQUITY

CURRENT LIABILITIES
  Due to affiliates.........................................  $   45,509   $   21,233
  Interest payable--Edison Mission Holdings Co..............      19,459       18,433
                                                              ----------   ----------
    Total current liabilities...............................      64,968       39,666
                                                              ----------   ----------
OTHER LIABILITIES
  Loan payable--Edison Mission Holdings Co..................   1,012,000      907,000
  Deferred taxes............................................          --           --
                                                              ----------   ----------
TOTAL LIABILITIES...........................................   1,076,968      946,666
                                                              ----------   ----------
SHAREHOLDER'S EQUITY
  Common stock, $1 par value; 10,000 shares authorized; 100
    shares issued and outstanding...........................          --           --
  Additional paid-in-capital................................     748,448      759,874
  Retained earnings.........................................       9,603       30,163
                                                              ----------   ----------
TOTAL SHAREHOLDER'S EQUITY..................................     758,051      790,037
                                                              ----------   ----------
TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY..................  $1,835,019   $1,736,703
                                                              ==========   ==========

   The accompanying notes are an integral part of these financial statements.

                           EDISON MISSION FINANCE CO.

                            STATEMENTS OF OPERATIONS

                                 (IN THOUSANDS)

                                                                  YEARS ENDED
                                                                 DECEMBER 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
Interest income from affiliate..............................  $146,270   $103,529
Interest expense from affiliate.............................   (82,407)   (53,370)
                                                              --------   --------

Net interest income.........................................    63,863     50,159

Operating expenses..........................................        68        222
                                                              --------   --------

Income before income taxes..................................    63,795     49,937
Provision for income taxes..................................    24,528     19,774
                                                              --------   --------

NET INCOME..................................................  $ 39,267   $ 30,163
                                                              ========   ========

   The accompanying notes are an integral part of these financial statements.

                           EDISON MISSION FINANCE CO.

                       STATEMENTS OF SHAREHOLDER'S EQUITY

                                 (IN THOUSANDS)

                                                                 ADDITIONAL
                                                      COMMON      PAID-IN-    RETAINED   SHAREHOLDER'S
                                                       STOCK      CAPITAL     EARNINGS      EQUITY
                                                     ---------   ----------   --------   -------------
BALANCE AT JANUARY 1, 1999.........................  $     --     $     --    $     --     $     --

  Net income.......................................        --           --      30,163       30,163
  Cash contribution................................        --      793,819          --      793,819
  Cash dividends...................................        --      (33,945)         --      (33,945)
                                                     ---------    --------    --------     --------

BALANCE AT DECEMBER 31, 1999.......................        --      759,874      30,163      790,037
                                                     ---------    --------    --------     --------

  Net income.......................................        --           --      39,267       39,267
  Cash contribution................................        --           10          --           10
  Cash dividends...................................        --      (11,436)    (59,827)     (71,263)
                                                     ---------    --------    --------     --------

BALANCE AT DECEMBER 31, 2000.......................  $     --     $748,448    $  9,603     $758,051
                                                     =========    ========    ========     ========

   The accompanying notes are an integral part of these financial statements.

                           EDISON MISSION FINANCE CO.

                            STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                    YEARS ENDED
                                                                   DECEMBER 31,
                                                              -----------------------
                                                                2000         1999
                                                              ---------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income................................................  $  39,267   $    30,163
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Deferred tax provision..................................         52        (1,236)
    Decrease (increase) in interest receivable--EME Homer
      City Generation L.P...................................      1,980       (34,648)
    Increase in due to affiliates...........................     24,276        21,233
    Increase in interest payable--Edison Mission
      Holdings Co...........................................      1,026        18,433
                                                              ---------   -----------
  Net cash provided by operating activities.................     66,601        33,945
                                                              ---------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES
    Issuance of subordinated loan--
      EME Homer City Generation L.P.........................         --    (1,707,000)
    Proceeds from repayment of subordinated loan--
      EME Homer City Generation L.P.........................         --       800,000
    Increase in subordinated revolving loan receivable--
      EME Homer City Generation L.P.........................   (100,348)     (793,819)
                                                              ---------   -----------
  Net cash used in investing activities.....................   (100,348)   (1,700,819)
                                                              ---------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES
    Cash contribution.......................................         10       793,819
    Proceeds from subordinated loan--Edison Mission
      Holdings Co...........................................    105,000     1,707,000
    Repayment of subordinated loan--Edison Mission
      Holdings Co...........................................         --      (800,000)
    Cash dividends..........................................    (71,263)      (33,945)
                                                              ---------   -----------
  Net cash provided by financing activities.................     33,747     1,666,874
                                                              ---------   -----------
NET INCREASE IN CASH........................................         --            --
CASH AND CASH EQUIVALENTS, beginning of year................         --            --
                                                              ---------   -----------
CASH AND CASH EQUIVALENTS, end of year......................  $      --   $        --
                                                              =========   ===========

   The accompanying notes are an integral part of these financial statements.

                           EDISON MISSION FINANCE CO.
                         NOTES TO FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

NOTE 1.  GENERAL

    Edison Mission Finance Co. (the "Company"), a wholly-owned subsidiary of Edison Mission Holdings Co. ("EM Holdings"), a wholly-owned subsidiary of Edison Mission Energy ("EME"), an indirect wholly-owned subsidiary of Edison International ("EIX"), is a California corporation formed on November 12, 1998 for the purpose of providing financing to EME Homer City Generation L.P. ("HCGLP"), an affiliated entity, to acquire, own and operate three coal-fired electric generating units and related facilities (the "Homer City facilities") located in Indiana County, Pennsylvania for the purpose of producing electric energy. On March 18, 1999, HCGLP completed its acquisition (the "Acquisition") of 100% of the ownership interests in the Homer City facilities and assumed certain liabilities of the former owners. The Company had no significant activity prior to 1999 and, accordingly, no 1998 financial information has been presented.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES IN FINANCIAL STATEMENTS

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

INTEREST INCOME AND EXPENSE

    The Company earns interest income from a subordinated loan and subordinated revolving loan to HCGLP. The Company incurs interest expense from a subordinated loan due to EM Holdings. (see Note 3).

INCOME TAXES

    The Company is included in the consolidated federal income tax and combined state tax returns of EIX. The Company calculates its income tax provision on a separate company basis under a tax sharing arrangement with an affiliate of EIX, which in turn has an agreement with EIX. Tax benefits generated by the Company and used in the EIX consolidated tax return are recognized by the Company without regard to separate company limitations.

    The Company accounts for income taxes using the asset-and-liabilities method, wherein deferred tax assets and liabilities are recognized for future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities using enacted rates.

NOTE 3.  RELATED-PARTY TRANSACTIONS

    Certain administrative services such as payroll, employee benefit programs, insurance and information technology are shared among all affiliates of EIX, and the costs of these corporate support services are allocated to all affiliates. The cost of services provided by EIX, including those related to the Company, are allocated to EME based on one of the following formulas: percentage of the time worked, equity in investment and advances, number of employees, or multi-factor (operating revenues, operating expenses, total assets and total employees). In addition, EIX bills EME for any direct labor and out-of-pocket expenses for services directly requested for the benefit of the Company. All charges from EIX related to the Company are billed to EME.

    The Company receives administrative services under an agreement with EME which provides for: (1) reimbursement of any charges from EIX directly for the benefit of the Company, (2) reimbursement of any payments made to third parties for goods and services for the sole benefit of the Company, (3) labor and expenses of EIX and EME personnel providing services requested by the Company, and (4) a corporate allocation. Certain of the officers of the Company are also officers of EME. Compensation of common officers is paid for by EME and is considered part of the corporate allocation under (4) above. Management believes the allocation methodologies utilized are reasonable. The Company made reimbursements of $68,000 in 2000 and $222,000 in 1999 to EME for the cost of these programs and other services. The amount due to affiliates associated with these administrative services totaled $23,000 and $222,000 at December 31, 2000 and 1999, respectively.

    In order to initially effect the Acquisition of HCGLP, EM Holdings entered into an $800 million initial financing (the "Acquisition Facility"), a $250 million construction loan (the "Environmental Capital Improvements Facility") that would be drawn as needed, and a $50 million line of credit (the "Working Capital Facility"). Amounts borrowed under the Acquisition Facility, the Environmental Capital Improvements Facility and the Working Capital Facility bear interest at variable Eurodollar rates or Base rates at the option of EM Holdings. If EM Holdings elects to pay Eurodollar rates, interest costs include a margin of 0.85% to 2.25% depending on EM Holdings' current debt rating. At December 31, 2000, the margin was 1.00%. Additionally, EM Holdings pays a facility fee of 0.15% to 0.50%, depending on EM Holdings' current debt rating, on the total outstanding commitment irrespective of usage. At December 31, 2000, the facility fee was 0.25%. The financing received by EM Holdings under the Acquisition Facility, as well as the Environmental Capital Improvements Facility due 2004, were loaned to the Company under a subordinated loan agreement (the "Finance Subordinated Loan"). The Company then loaned the same amounts to HCGLP under a separate subordinated loan agreement (the "Subordinated Loan"). Interest rates and other charges as well as maturity dates associated with the Finance Subordinated Loan and the Subordinated Loan mirror the associated debt at EM Holdings. The Acquisition Facility was replaced, on May 27, 1999, with
$300 million aggregate principal amount of 8.137% Senior Secured Bonds due 2019 and $530 million aggregate principal amount of 8.734% Senior Secured Bonds due 2026 (collectively, the "Senior Secured Bonds"). Proceeds from the Senior Secured Bonds were loaned by EM Holdings to the Company, under the Finance Subordinated Loan and subsequently by the Company to HCGLP, under the Subordinated Loan. These proceeds were then used by the HCGLP to repay
$800 million under the Subordinated Loan and subsequently by the Company to repay $800 million under the Finance Subordinated Loan. The total amount outstanding under both the Finance Subordinated Loan and Subordinated Loan was $1,012 million and $907 million at December 31, 2000 and 1999, respectively. The weighted average interest rate under these borrowings was 8.4% at December 31, 2000 and 1999.

    The majority of the remaining cost of the Acquisition, as well as initial operating cash for HCGLP, was funded through an equity contribution from EME to EM Holdings. EM Holdings subsequently contributed approximately the same amount to the Company, who subsequently loaned the amount to HCGLP under a subordinated revolving loan agreement (the "Revolver"). The Revolver bears interest at 8.0% on outstanding amounts and terminates on March 18, 2014. The total amount outstanding under the Revolver at December 31, 2000 and 1999 was $789 million and $794 million, respectively.

    The Company has recorded a liability to EME of $45.5 million and $21.0 million at December 31, 2000 and 1999, respectively, related to tax due under the tax sharing agreement. See Note 2 for the further discussion of the tax sharing agreement.

NOTE 4.  INCOME TAXES

    Income tax expense includes the current tax benefit from the operating loss and the change in deferred income taxes during the year. The net accumulated deferred income tax asset is a result of the federal deduction for state tax provision of $1,184,000 and $1,236,000 in 2000 and 1999, respectively.

    The provision for income taxes is comprised of the following:

                                                                YEARS ENDED
                                                               DECEMBER 31,
                                                            -------------------
                                                              2000       1999
                                                            --------   --------
Current
  Federal.................................................  $21,092    $17,478
  State...................................................    3,384      3,532
                                                            -------    -------
    Total current.........................................   24,476     21,010
                                                            -------    -------
Deferred
  Federal.................................................       52     (1,236)
  State...................................................       --         --
                                                            -------    -------
    Total deferred........................................       52     (1,236)
                                                            -------    -------
Provision for income taxes................................  $24,528    $19,774
                                                            =======    =======

    Variations from the 35% federal statutory rate are as follows:

                                                                YEARS ENDED
                                                               DECEMBER 31,
                                                            -------------------
                                                              2000       1999
                                                            --------   --------
Expected provision for federal income taxes...............  $22,328    $17,478
Increase in taxes from:
  State tax--net of federal benefit.......................    2,200      2,296
                                                            -------    -------
    Total provision for income taxes......................  $24,528    $19,774
                                                            =======    =======
Effective tax rate........................................    38.45%     39.60%
                                                            =======    =======

NOTE 5.  SUPPLEMENTAL STATEMENTS OF CASH FLOWS INFORMATION

                                                                YEARS ENDED
                                                               DECEMBER 31,
                                                            -------------------
                                                              2000       1999
                                                            --------   --------
Cash paid:
Interest..................................................  $81,387    $34,937
Income taxes (receipts)...................................  $    --    $    --

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 EDISON MISSION HOLDINGS CO.
                                 (Registrant)

                                 By:                          /s/ KEVIN. SMITH
                                                         --------------------------
                                                KEVIN M. SMITH, VICE PRESIDENT and DIRECTOR

                                 Date:
                                                               March 30, 2001
                                        ------------------------------------------------------------

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                        NAME                                      TITLE                    DATE
                        ----                                      -----                    ----
PRINCIPAL EXECUTIVE OFFICER:

/s/ GEORGIA R. NELSON
------------------------                               President and Director         March 30, 2001
Georgia R. Nelson

PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER:

/s/ KEVIN M. SMITH
------------------------                               Vice President and Director    March 30, 2001
Kevin M. Smith

MAJORITY OF BOARD OF DIRECTORS:

/s/ RONALD L. LITZINGER
------------------------                               Director                       March 30, 2001
Ronald L. Litzinger

/s/ RAYMOND W. VICKERS
------------------------                               Director                       March 30, 2001
Raymond W. Vickers

/s/ JOHN K. DESHONG
------------------------                               Vice President and Director    March 30, 2001
John K. Deshong