Form 10-Q
period 2001-03-31
EDISON MISSION HOLDINGS CO; HOMER CITY PROPERTY HOLDINGS INC; EME HOMER CITY GENERATION LP; CHESTNUT RIDGE ENERGY CO; MISSION ENERGY WESTSIDE INC; EDISON MISSION FINANCE CO
filed 2001-05-15
CIK 1099532, 1099533, 1099534, 1099535, 1099536, 1099537

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

or

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number 333-92047

Edison Mission Holdings Co.
(Exact name of registrant as specified in its charter)

California	33-0826940
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
18101 Von Karman Avenue, Suite 1700 Irvine, California	92612
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (949) 752-5588

See Table of Additional Registrants

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /x/  NO / /

    Number of shares outstanding of the registrant's Common Stock as of May 14, 2001: 100 shares (all shares held by an affiliate of the registrant).

Table of Additional Registrants

Name and Number	State of Incorporation or Organization	Primary Standard Industrial Classification Code Number	I.R.S. Employer Identification
Edison Mission Finance Co. 18101 Von Karman Avenue, Suite 1700 Irvine, California 949-752-5588	California	4991	33-0839202
Homer City Property Holdings, Inc. 18101 Von Karman Avenue, Suite 1700 Irvine, California 949-752-5588	California	4991	33-0851685
Mission Energy Westside, Inc. 18101 Von Karman Avenue, Suite 1700 Irvine, California 949-752-5588	California	4991	33-0550657
Chestnut Ridge Energy Company 18101 Von Karman Avenue, Suite 1700 Irvine, California 949-752-5588	California	4991	33-0826590
EME Homer City Generation L.P. 18101 Von Karman Avenue, Suite 1700 Irvine, California 949-752-5588	Pennsylvania	4991	33-0826938

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EDISON MISSION HOLDINGS CO. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 31, 2001	December 31, 2000
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$103,163	$19,125
Due from affiliates	50,442	84,166
Fuel inventory	14,038	14,993
Spare parts inventory	25,037	23,582
Assets under price risk management	7,172	—
Other current assets	1,359	2,758

Total current assets	201,211	144,624

Property, Plant and Equipment	2,062,685	2,040,564
Less accumulated depreciation	96,345	84,280

Net property, plant and equipment	1,966,340	1,956,284

Other Assets
Deferred financing charges, net	10,687	11,291

Total Assets	$2,178,238	$2,112,199

Liabilities and Shareholder's Equity
Current Liabilities
Accounts payable	$8,346	$16,479
Accrued liabilities	24,867	32,200
Interest payable	37,015	19,459
Liabilities under price risk management	115,425	—
Other current liabilities	—	469

Total current liabilities	185,653	68,607

Long-Term Debt	1,038,000	1,012,000
Deferred Taxes	26,407	62,074
Benefit Plans	17,625	17,625

Total Liabilities	1,267,685	1,160,306

Commitments and Contingencies (Note 4)
Shareholder's Equity
Common stock, no par value; 10,000 shares authorized; 100 shares issued and outstanding	—	—
Additional paid-in capital	925,609	925,609
Retained earnings	42,797	26,284
Accumulated other comprehensive loss	(57,853)	—

Total Shareholder's Equity	910,553	951,893

Total Liabilities and Shareholder's Equity	$2,178,238	$2,112,199

The accompanying notes are an integral part of these financial statements.

EDISON MISSION HOLDINGS CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

	Three Months Ended March 31,
	2001	2000
	(Unaudited)
Operating Revenues from Marketing Affiliate
Capacity revenues	$12,014	$10,073
Energy revenues	116,392	87,543
Income (loss) from price risk management	111	(432)

Total operating revenues	128,517	97,184

Operating Expenses
Fuel	43,943	40,235
Plant operations	18,219	19,424
Depreciation and amortization	12,065	11,310
Administrative and general	173	(1,272)

Total operating expenses	74,400	69,697

Income from operations	54,117	27,487

Other Income (Expense)
Interest and other income (expense)	(524)	937
Interest expense	(18,485)	(18,890)

Total other expense	(19,009)	(17,953)

Income before income taxes	35,108	9,534
Provision for income taxes	14,951	4,754

Net Income	$20,157	$4,780

The accompanying notes are an integral part of these financial statements.

EDISON MISSION HOLDINGS CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Three Months Ended March 31,
	2001	2000
	(Unaudited)
Net Income	$20,157	$4,780
Other comprehensive expense, net of tax:
Unrealized losses on derivatives qualified as cash flow hedges:
Cumulative unrealized holding losses upon adoption of a change in accounting principle, net of income tax benefit of $54,081	(61,811)	—
Other unrealized holding losses arising during period, net of income tax benefit of $5,025	(5,744)	—
Add: reclassification adjustment for losses included in net income, net of income tax benefit of $8,489	9,702	—

Comprehensive Income (Loss)	$(37,696)	$4,780

The accompanying notes are an integral part of these financial statements.

EDISON MISSION HOLDINGS CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended March 31,
	2001	2000
	(Unaudited)
Cash Flows From Operating Activities
Net income	$20,157	$4,780
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,561	11,602
Deferred tax provision	7,907	4,754
Decrease (increase) in due from affiliates	33,724	(514)
Increase in inventory	(500)	(1,649)
Decrease in other assets	1,399	147
(Decrease) increase in accounts payable	(8,133)	1,588
Decrease in accrued liabilities	(7,333)	(9,832)
Increase in interest payable	17,556	18,486
Decrease in other liabilities	(469)	—
Increase in net assets and liabilities under price risk management	6,826	—

Net cash provided by operating activities	83,695	29,362

Cash Flows From Investing Activities
Capital expenditures	(22,121)	(25,047)

Net cash used in investing activities	(22,121)	(25,047)

Cash Flows From Financing Activities
Capital contributions from parent	—	203
Borrowings on long-term obligations	26,000	30,000
Financing costs	108	(239)
Cash dividends to parent	(3,644)	(3,951)

Net cash provided by financing activities	22,464	26,013

Net increase in cash and cash equivalents	84,038	30,328
Cash and cash equivalents at beginning of period	19,125	44,511

Cash and cash equivalents at end of period	$103,163	$74,839

The accompanying notes are an integral part of these financial statements.

EDISON MISSION HOLDINGS CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

Note 1. General

    All adjustments, including recurring accruals, have been made that are necessary to present fairly the consolidated financial position and results of operations for the periods covered by this report. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the operating results for the full year.

    Our significant accounting policies are described in Note 2 to our Consolidated Financial Statements as of December 31, 2000, included in our 2000 Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 2, 2001. We follow the same accounting policies for interim reporting purposes, with the exception of the change in accounting for derivatives (see Note 2). This quarterly report should be read in connection with such financial statements.

    Certain prior period amounts have been reclassified to conform to the current period financial statement presentation.

Note 2. Change in Accounting

    Effective January 1, 2001, we adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. For derivatives that qualify for hedge accounting, depending on the nature of the hedge, changes in fair value are either offset by changes in the fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value is immediately recognized in earnings.

    Effective January 1, 2001, we recorded all derivatives at fair value unless the derivatives qualified for the normal sales and purchases exception. Our physical fuel contracts qualify under this exception. We did not use this exception for forward sales contracts from our Homer City plant due to the net settlement procedures used by our marketing affiliate with counterparties. The forward sales contracts from our Homer City plant qualify for treatment under SFAS No. 133 as cash flow hedges with appropriate adjustments made to other comprehensive income. The cumulative effect on prior periods' net income resulting from the change in accounting for derivatives in accordance with SFAS No. 133 was not material. We recorded a net gain of $628,000 from the ineffective portion of cash flow hedges during the quarter ended March 31, 2001. This gain is reflected in income (loss) from price risk management in the consolidated statement of operations. We also recorded a $61.8 million, after tax, unrealized holding loss upon adoption of a change in accounting principle reflected in accumulated other comprehensive loss in the consolidated balance sheet.

Note 3. Accumulated Other Comprehensive Income (Loss)

    Accumulated other comprehensive income (loss) consisted of the following:

	Unrealized Gains (Losses) on Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2000	$—	$—
Current period change	(57,853)	(57,853)

Balance at March 31, 2001	$(57,853)	$(57,853)

    Unrealized gains (losses) on cash flow hedges at March 31, 2001 include forward sales contracts from our Homer City plant that did not meet the normal sales and purchases exception under SFAS No. 133 due to the net settlement procedures used by our marketing affiliate with counterparties. These losses arise from current forecasts of future electricity prices in these markets that are greater than our contract prices. Although the contract prices are below the current market prices, we believe that prices included in our contracts mitigate price risk associated with future changes in such market prices, and are at prices that meet our profit objectives. Assuming these contracts continue to qualify as cash flow hedges, future changes in the forecast of market prices for contract volumes included in these agreements will increase or decrease our other comprehensive income without affecting our net income.

    As the positions are realized, approximately $42.7 million of the net unrealized losses on cash flow hedges will be reclassified into earnings during the remainder of 2001. Management expects that these net unrealized losses will be offset when the hedged items are recognized in earnings. The maximum period over which a cash flow hedge is designated, excluding those forecasted transactions related to the payment of variable interest on existing financial instruments, is 2 years.

Note 4. Commitments and Contingencies

Transition Contracts

    Our subsidiary, EME Homer City Generation L.P. (EME Homer City), has entered into separate transition contracts with Pennsylvania Electric Company (Penelec) and New York State Electric & Gas Corporation (NYSEG), pursuant to which EME Homer City may exercise a put option to sell certain quantities of capacity to Penelec and NYSEG, and Penelec and NYSEG may exercise call options to purchase certain quantities of capacity. The terms of the NYSEG Transition Contract and the Penelec Transition Contract continue until December 31, 2001 and May 31, 2001, respectively. EME Homer City exercised its put options to sell 942 MW of capacity to Penelec for the full period from March 18, 1999 through May 31, 2001 under the Penelec Transition Contract for a price of $49.90/MW-day from March 18, 1999 through May 31, 1999, $59.90/MW-day through May 31, 2000, and $77.40/MW-day through May 31, 2001. EME Homer City has amended the NYSEG Transition Contract and sold 500 MW of capacity to NYSEG through May 31, 2000 for a price of $60.00/MW-day, 370 MW of capacity through September 30, 2000 for $72.17/MW-day, and 430 MW of capacity through December 31, 2001 for $72.17/MW-day.

Credit Support to Affiliates

    The Company has entered into a contract with a marketing affiliate for the sale of energy and capacity produced by the Homer City facilities, which are comprised of three coal-fired electric generating units located near Pittsburgh, Pennsylvania and related facilities. This contract enables the marketing affiliate to engage in forward sales and hedging transactions to manage the Company's electricity price exposure. Net gains or losses on hedges by the marketing affiliate that are settled are recognized in the same manner as the hedged item. The Company receives the net transaction price on all contracts that are settled. In connection with these agreements, the Company has agreed to provide credit support in the form of guarantees. At March 31, 2001, the Company had executed guarantees totaling $178.4 million.

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

Environmental Matters

    Prior to our purchase of the Homer City plant, the Environmental Protection Agency requested information from the prior owners of the plant concerning physical changes at the plant. We have been in informal voluntary discussions with the Environmental Protection Agency relating to these facilities, which may include payment of civil fines. We cannot assure you that we will reach a satisfactory agreement or that these facilities will not be subject to proceedings in the future. Depending on the outcome of the proceedings, we could be required to invest in additional pollution control requirements, over and above the upgrades we are planning to install, and could be subject to fines and penalties.

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

    PADEP initially advised us that we were potentially liable for treating the two discharges solely because of our ownership of the property on which the discharges emanated. Without any admission of our liability, we voluntarily entered into a letter agreement to fund the operation of the collection and treatment system for an interim period until the agency completed its investigation of potentially liable parties and alternatives for permanent treatment of the discharges were evaluated. After examining property records, PADEP concluded that we are only responsible for treating the Dixon Run No. 3 discharge. The agency has not completed its investigation of other potentially responsible parties, particularly mining companies that previously operated the two mines.

    A draft consent agreement that addresses remedial responsibilities for the two discharges has been prepared by PADEP. Under its terms, we are responsible for designing and implementing a permanent system to collect and treat the Dixon Run No. 3 discharge. When the Dixon Run No. 3 treatment system becomes operational, we will discontinue our funding of the existing collection and treatment system. The state has provided funding to Blacklick Creek Watershed Association to develop and operate a collection and treatment system for the Penn Hill No. 2 discharge. The Watershed

Association has started construction on the Penn Hill No. 2 system and expects it to be completed in September 2001.

    The current cost of operating the collection and treatment system is approximately $15,000 per month. We expect the costs of operation will be reduced by 30% to 40% after the Penn Hill No. 2 system construction is completed. We are evaluating options for permanent treatment of the Dixon Run No. 3 discharge, including a passive system involving wetlands treatment. The cost of a passive treatment system is estimated to be $1 million, but its operational costs are considerably less than those of a conventional chemical treatment system.

Plant Improvements

    Upon acquisition of the Homer City facilities, the Company began major plant improvements consisting primarily of a turnkey pollution control retrofit project. The estimated cost of this project is $258 million, of which $216 million has been incurred prior to March 31, 2001.

Coal Cleaning Agreement

    The Company has entered into a Coal Cleaning Agreement with Homer City Coal Processing Corp. to operate and maintain a coal-cleaning plant owned by EME Homer City. Under the terms of the agreement, which is scheduled to expire on August 31, 2002, the Company is obligated to reimburse Homer City Coal Processing Corp. for the actual costs incurred in the operations and maintenance of the coal cleaning plant, a fixed general and administrative service fee of $260,000 per year, and an operating fee that ranges from $0.20 to $0.35 per ton depending on the level of tonnage.

Interconnection Agreement

    Subsidiaries of the Company have entered into Interconnection Agreements with NYSEG and Penelec to provide interconnection services necessary to interconnect the Homer City Station with NYSEG and Penelec's transmission systems. Unless an Interconnection Agreement is terminated earlier in accordance with its terms, it will terminate on a date mutually agreed to by EME Homer City, NYSEG and Penelec. This date will not exceed the retirement date of the Homer City units. NYSEG and Penelec have agreed to extend such interconnection services to modifications, additions, upgrades or repowering of the Homer City units. EME Homer City is required to compensate NYSEG and Penelec for all reasonable costs associated with any modifications, additions or replacements made to NYSEG or Penelec's interconnection facilities or transmission systems in connection with any modification, addition or upgrade to the Homer City units.

Note 5. Supplemental Statements of Cash Flows Information

	Three Months Ended March 31,
	2001	2000
	(Unaudited)
Cash paid for interest	$3,773	$1,600
Cash paid for taxes	—	—

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion contains forward-looking statements that reflect our current expectations and projections about future events based on our knowledge of present facts and circumstances and our assumptions about future events. In this discussion, the words "expects," "believes," "anticipates," "estimates," "intends," "plans" and variations of these words and similar expressions are intended to identify forward-looking statements. These statements necessarily involve risks and uncertainties that could cause actual results to differ materially from those anticipated. The information contained in this discussion is subject to change without notice. Unless otherwise indicated, the information presented in this section is with respect to Edison Mission Holdings Co. and its consolidated subsidiaries.

General

    We are a special-purpose California corporation formed on October 7, 1998 for the purpose of facilitating the financing of the acquisition and, through our wholly-owned subsidiaries, acquiring, making improvements to and operating our three coal-fired electric generating units and related facilities. EME Homer City, our indirect subsidiary, acquired the Homer City facilities on March 18, 1999 for a purchase price of approximately $1.8 billion. Although we were incorporated in 1998, we had no significant activity prior to the acquisition of the Homer City facilities.

    Edison Mission Energy is our parent company. Edison Mission Energy's ultimate parent company is Edison International, which also owns Southern California Edison, one of the largest electric utilities in the United States. Each of these companies is registered with the Securities and Exchange Commission (SEC) and has financial statements that are filed in accordance with rules enacted by the SEC. For more information regarding each of these companies, see their respective Forms 10-K for the year ended December 31, 2000 and other periodic reports filed by them under the Securities and Exchange Act of 1934.

    EME Homer City derives revenue from the sale of energy and capacity into the Pennsylvania-New Jersey-Maryland power market (PJM) and the New York independent system operator (NYISO) and from bilateral contracts with power marketers and load serving entities within PJM, NYISO and the surrounding markets. EME Homer City has entered into a contract with a marketing affiliate for the sale of energy and capacity produced by the Homer City facilities, which enables this marketing affiliate to engage in forward sales and hedging. EME Homer City pays the marketing affiliate fees of $0.02/MWh plus emission allowance fees. The net fees earned by the marketing affiliate were $0.5 million and $0.3 million for the quarters ended March 31, 2001 and 2000, respectively.

    EME Homer City believes there may also be opportunities to derive revenue from the sale of installed capacity and ancillary services. Under the terms of the Pennsylvania Electric Company and New York State Electric & Gas Transition Contracts, EME Homer City has elected to exercise several options to sell capacity. These contracts expire by December 31, 2001. EME Homer City also has the option to sell noncontracted capacity in PJM and NYISO.

Results of Operations

Operating Revenues

    Operating revenues increased $31.3 million in the first quarter of 2001 compared to the first quarter of 2000. Energy and capacity sales were made through a contract with a marketing affiliate. We generated 3,497 GWhr of electricity during the first quarter of 2001 and had an availability factor of 89.7%, compared to generating 3,207 GWhr and an availability factor of 86.7% for the first quarter of 2000. The increase in generation during the first quarter of 2001 from the prior period was due to fewer planned outages for maintenance. The weighted average price for energy was $33.48/MWh during the first quarter of 2001, compared to $27.21/MWh in the same time period in 2000. The increase in the weighted average price for energy is due to higher PJM market prices.

Operating Expenses

    Operating expenses consisted of expenses for fuel, plant operations, depreciation and amortization and administrative and general expenses. Fuel costs increased to $43.9 million in the first quarter of 2001 compared to $40.2 million in the same period in 2000 as a result of increased production. The average price of coal per ton was $27.62 in the first quarter of 2001 compared to $28.17 in the same period in 2000.

    Plant operations costs decreased $1.2 million in the first quarter of 2001 compared to the same period in 2000. Plant operations costs include labor and overhead, contract services, parts and supplies, and other administrative costs. Plant operations costs in the first quarter of 2001 were lower than costs in the same period in 2000 due to lower maintenance expenses.

    Depreciation and amortization increased to $12.1 million in the first quarter of 2001 compared to $11.3 million in the same period in 2000. Depreciation expense primarily relates to the acquisition of the Homer City facilities, which are being depreciated over 39 years from the date of acquisition.

    Administrative and general expenses were $0.2 million in the first quarter of 2001 compared to ($1.3) million in the same period of 2000. During the first quarter of 2000, we reduced our accrual for Pennsylvania state capital tax.

Other Income (Expense)

    Interest expense was $18.5 million in the first quarter of 2001 compared to $18.9 million in the same period of 2000, which primarily consists of interest on the $830 million aggregate principal amount of senior secured bonds issued in connection with the acquisition of the Homer City facilities.

Provision for Income Taxes

    The effective income tax rate in the first quarter of 2001 was 43% compared to a rate of 50% in the same period in 2000. The effective tax rates are higher than the federal statutory rate of 35% due to state income taxes.

Liquidity and Capital Resources

    Net cash flow provided by Operating Activities was $83.7 million and $29.4 million for the quarters ended March 31, 2001 and 2000, respectively. The increase of $54.3 million from the first quarter of 2000 is a result of the increase in net income and the collection of receivables from our marketing affiliate.

    In March 1999, we completed the acquisition of the 1,884 MW Homer City Electric Generating Station and related facilities from GPU, Inc., New York State Electric & Gas Corporation and their respective affiliates. Consideration for the purchase was a cash payment of approximately $1.8 billion.

    The acquisition was financed through a capital contribution by Edison Mission Energy of approximately $1.1 billion and a short-term loan of approximately $800 million. The short-term loan was subsequently replaced by $830 million of senior secured bonds.

    On May 27, 1999, we completed a private offering of $300 million aggregate principal amount of Series A Senior Secured Bonds and $530 million aggregate principal amount of Series B Senior Secured Bonds. The net proceeds of the sale of the bonds were used to repay the outstanding principal of, and to permanently reduce the bank commitments associated with the term loans, and to repay a portion of Edison Mission Energy's equity investment in us in the form of a distribution. We intend to use amounts available under our $250 million five-year term loan facility to fund the environmental capital improvements to the Homer City units; we had drawn $208 million under the facility at March 31, 2001. We may use amounts available under our $50 million five-year revolving credit facility for general working capital purposes. All outstanding amounts under the $50 million five-year revolving credit facility will be repaid each year on the anniversary of the issuance of the bonds. For the first quarter ended March 31, 2001, there were no outstanding amounts under the $50 million five-year revolving credit facility. Under specified conditions, we may have access to additional liquidity in a debt service reserve account.

    We intend to invest approximately $258 million for the environmental capital improvements to the Homer City units, including a selective catalytic reduction system on all three units and a flue gas desulfurization system on Unit 3, under a fixed price, turnkey engineering, procurement and construction contract. These improvements are scheduled to be installed during the remainder of 2001. Capital expenditures for the first quarter ended March 31, 2001 were $22.1 million, primarily related to the flue gas desulfurization system on Unit 3 and the selective catalytic reduction systems. The environmental improvements will enhance the economics of the Homer City units by reducing fuel costs, nitrogen oxide allowance purchases and sulfur dioxide allowance purchases. We expect to spend approximately $42 million during the remainder of 2001 on capital expenditures for environmental capital improvements to the Homer City facility. These capital expenditures are being financed through our $250 million five-year term loan facility.

Other Commitments and Contingencies

    We provide credit support for an affiliate that enters into various electric energy transactions, including futures and swap agreements. At March 31, 2001, we provided guarantees totaling $178.4 million as credit support for financial and energy contracts entered into by affiliates. These guarantees provide that we will perform the obligations of the affiliates in the event of nonperformance by them. We could be exposed to the risk of higher electric energy prices in the event of nonperformance by a counterparty. However, we do not anticipate nonperformance by a counterparty nor the marketing affiliate.

    Our parent, Edison Mission Energy, has issued a Credit Support Guarantee, under which it must make up to $42 million in payments under specified conditions. The Credit Support Guarantee is available until December 31, 2001 as additional cash flow to supplement any shortfalls in cash from operations that may be used to pay our debt service obligations on the senior secured bonds and our other senior secured debt. We have an obligation under our bond financing to maintain a debt service reserve equal to the projected amount of debt service due in the next six months, which can be satisfied through cash, a letter of credit or a parent company guaranty. At March 31, 2001, we have provided a $35 million letter of credit to satisfy our debt service reserve obligation. We also have an obligation under our bank financing to have a debt service reserve account balance in an amount equal to six months of debt service that can be satisfied through cash, a letter of credit or a parent company guaranty. Edison Mission Energy has provided a $9 million guarantee to the lenders to support this obligation.

Market Risk Exposures

    Our primary market risk exposures arise from changes in electricity pool pricing and interest rates. We manage these risks by using derivative financial instruments in accordance with established policies and procedures.

Commodity Price Risk

    With the exception of revenue generated by the Pennsylvania Electric Company and New York State Electric & Gas Transition Contracts, which expire in May 2001 and December 2001, respectively, and from bilateral contracts for the sale of electricity with third-party load serving entities and power marketers, our revenues and results of operations are dependent upon prevailing market prices for energy, capacity, ancillary services in the PJM, NYISO and other competitive markets. Among the factors that influence the market prices for energy, capacity and ancillary services in PJM and NYISO are:

  •
  prevailing market prices for fuel oil, coal and natural gas and associated transportation costs;

  •
  the extent of additional supplies of capacity, energy and ancillary services from current competitors or new market entrants, including the development of new generation facilities that may be able to produce electricity at a lower cost;

  •
  transmission congestion in PJM and/or NYISO;

  •
  the extended operation of nuclear generating plants in PJM and NYISO beyond their presently expected dates of decommissioning;

  •
  weather conditions prevailing in PJM and NYISO from time to time; and

  •
  the possibility of a reduction in the projected rate of growth in electricity usage as a result of factors such as regional economic conditions and the implementation of conservation programs.

    Our risk management policy allows for the use of derivative financial instruments through our marketing affiliate to limit financial exposure to energy prices for non-trading purposes. Our marketing affiliate's risk management activities give rise to commodity price risk, which represents the potential loss that can be caused by a change in the market value of a particular commodity. Commodity price risks are actively monitored to ensure compliance with our risk management policies. Policies are in place that limit the amount of total net exposure we may enter into at any point in time. Procedures exist which allow for monitoring of all commitments and positions with daily reporting to senior management. Our marketing affiliate performs a "value at risk" analysis in our daily business to measure, monitor and control our overall market risk exposure. The use of value at risk allows management to aggregate overall risk, compare risk on a consistent basis and identify the drivers of the risk. Value at risk measures the worst expected loss over a given time interval, under normal market conditions, at a given confidence level. Given the inherent limitations of value at risk and relying on a single risk measurement tool, our marketing affiliate supplements this approach with industry "best practice" techniques, including the use of stress testing and worst-case scenario analysis, as well as stop limits and counterparty credit exposure limits.

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

Environmental Matters or Regulations

    We are subject to environmental regulation by federal, state and local authorities in the United States. We believe that as of the filing date of this report, we are in substantial compliance with environmental regulatory requirements and that maintaining compliance with current requirements will not materially affect our financial position or results of operations. However, possible future developments, such as the promulgation of more stringent environmental laws and regulations, and future proceedings that may be taken by environmental authorities, could affect the costs and the manner in which we conduct our business and could cause us to make substantial additional capital expenditures. We cannot assure you that we would be able to recover these increased costs from our customers or that our financial position and results of operations would not be materially adversely affected.

    Typically, environmental laws required a lengthy and complex process for obtaining licenses, permits and approvals prior to construction and operation of a project. Meeting all the necessary requirements can delay or sometimes prevent the completion of a proposed project as well as require extensive modifications to existing projects, which may involve significant capital expenditures.

    We expect that the implementation of the Clean Air Act Amendments of 1990 and the regulations and revised state implementation plans developed as a consequence of the Act will result in increased capital expenditures and operating expenses. We expect to spend approximately $42 million for the remainder of 2001 to install upgrades to the environmental controls at the Homer City plant to control sulfur dioxide and nitrogen oxide emissions.

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

    Prior to our purchase of the Homer City plant, the Environmental Protection Agency requested information from the prior owners of the plant concerning physical changes at the plant. We have been in informal voluntary discussions with the Environmental Protection Agency relating to these facilities, which may include payment of civil fines. We cannot assure you that we will reach a satisfactory agreement or that these facilities will not be subject to proceedings in the future. Depending on the outcome of the proceedings, we could be required to invest in additional pollution control requirements, over and above the upgrades we are planning to install, and could be subject to fines and penalties.

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

    On December 20, 2000, the Environmental Protection Agency issued a regulatory finding that it is "necessary and appropriate" to regulate emissions of mercury and other hazardous air pollutants from coal-fired power plants. The agency has added coal-fired power plants to the list of source categories under Section 112(c) of the Clean Air Act for which "maximum available control technology" standards will be developed. Eventually, unless overturned or reconsidered, the Environmental Protection Agency will issue technology-based standards that will apply to every coal-fired unit owned by us or our affiliates in the United States. This section of the Clean Air Act provides only for technology-based standards, and does not permit market trading options. Until the standards are actually promulgated, the potential cost of these control technologies cannot be estimated, and we cannot evaluate the potential impact on the operations of our facilities.

    Since the adoption of the United Nations Framework on Climate Change in 1992, there has been worldwide attention with respect to greenhouse gas emissions. In December 1997, the Clinton Administration participated in the Kyoto, Japan negotiations, where the basis of a Climate Change treaty was formulated. Under the treaty, known as the Kyoto Protocol, the United States would be required, by 2008-2012, to reduce its greenhouse gas emissions by 7% from 1990 levels. The Kyoto Protocol has not been submitted to the Senate for ratification, and the Bush administration has announced its opposition to the Kyoto Protocol. Apart from the Kyoto Protocol, we may be affected by future federal and state legislation related to controlling greenhouse gas emissions. If the United States ratifies the Kyoto Protocol or we otherwise become subject to limitations on emissions of carbon dioxide from our plants, these requirements could have a significant impact on our operations.

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

    A draft consent agreement that addresses remedial responsibilities for the two discharges has been prepared by PADEP. Under its terms, we are responsible for designing and implementing a permanent system to collect and treat the Dixon Run No. 3 discharge. When the Dixon Run No. 3 treatment system becomes operational, we will discontinue our funding of the existing collection and treatment system. The state has provided funding to Blacklick Creek Watershed Association to develop and operate a collection and treatment system for the Penn Hill No. 2 discharge. The Watershed Association has started construction on the Penn Hill No. 2 system and expects it to be completed in September 2001.

    The current cost of operating the collection and treatment system is approximately $15,000 per month. We expect the costs of operation will be reduced by 30% to 40% after the Penn Hill No. 2 system construction is completed. We are evaluating options for permanent treatment of the Dixon Run No. 3 discharge, including a passive system involving wetlands treatment. The cost of a passive treatment system is estimated to be $1 million, but its operational costs are considerably less than those of a conventional chemical treatment system.

Statement of Financial Accounting Standards No. 133

    Effective January 1, 2001, we adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. For derivatives that qualify for hedge accounting, depending on the nature of the hedge, changes in fair value are either offset by changes in the fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value is immediately recognized in earnings.

    Effective January 1, 2001, we recorded all derivatives at fair value unless the derivatives qualified for the normal sales and purchases exception. Our physical fuel contracts qualify under this exception. We did not use this exception for forward sales contracts from our Homer City plant due to the net settlement procedures used by our marketing affiliate with counterparties. The forward sales contracts from our Homer City plant qualify for treatment under SFAS No. 133 as cash flow hedges with appropriate adjustments made to other comprehensive income. The cumulative effect on prior periods' net income resulting from the change in accounting for derivatives in accordance with SFAS No. 133 was not material. We recorded a net gain of $628,000 from the ineffective portion of cash flow hedges during the quarter ended March 31, 2001. This gain is reflected in income (loss) from price risk management in the consolidated statement of operations. We also recorded a $61.8 million, after tax, unrealized holding loss upon adoption of a change in accounting principle reflected in accumulated other comprehensive loss in the consolidated balance sheet.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    For a complete discussion of market risk sensitive instruments, refer to "Market Risk Exposures" in Item 7. of Edison Mission Holdings Co.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2000. Management believes that at March 31, 2001, there has been no material change to this information.

CHESTNUT RIDGE ENERGY CO.

FINANCIAL STATEMENTS

MARCH 31, 2001

NOTE

    The financial statements of Chestnut Ridge Energy Co. are provided under Rule 3-10 of Regulation S-X as the shares of Chestnut Ridge Energy Co. represent a substantial portion of the collateral for Edison Mission Holdings Co.'s $830 million senior secured bonds.

CHESTNUT RIDGE ENERGY CO.

BALANCE SHEETS

(In thousands)

	March 31, 2001	December 31, 2000
	(Unaudited)
Assets
Current Assets
Due from affiliate under tax sharing agreement	$563	$563

Total current assets	563	563

Investment in EME Homer City Generation L.P.	141,996	194,846
Deferred Taxes	1,713	—

Total Assets	$144,272	$195,409

Liabilities and Shareholder's Equity
Deferred Taxes	$—	$4,074

Total Liabilities	—	4,074

Shareholder's Equity
Common stock, $1 par value; 10,000 shares authorized; 100 shares issued and outstanding	—	—
Additional paid-in-capital	200,296	200,194
Retained earnings	1,251	(8,859)
Accumulated other comprehensive loss	(57,275)	—

Total Shareholder's Equity	144,272	191,335

Total Liabilities and Shareholder's Equity	$144,272	$195,409

The accompanying notes are an integral part of these financial statements.

CHESTNUT RIDGE ENERGY CO.

STATEMENTS OF OPERATIONS

(In thousands)

	Three Months Ended March 31,
	2001	2000
	(Unaudited)
Equity in income (loss) from EME Homer City Generation L.P.	$11,398	$(3,382)
Administrative and general expense	102	611

Income (loss) before income taxes	11,296	(3,993)
Provision (benefit) for income taxes	1,186	(413)

Net Income (Loss)	$10,110	$(3,580)

The accompanying notes are an integral part of these financial statements.

CHESTNUT RIDGE ENERGY CO.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Three Months Ended March 31,
	2001	2000
	(Unaudited)
Net Income (Loss)	$10,110	$(3,580)
Other comprehensive expense, net of tax:
Unrealized losses on derivatives qualified as cash flow hedges:
Cumulative unrealized holding losses upon adoption of a change in accounting principle, net of income tax benefit of $53,540	(61,193)	—
Other unrealized holding losses arising during period, net of income tax benefit of $2,259	(5,687)	—
Add: reclassification adjustment for losses included in net income, net of income tax benefit of $1,169	9,605	—

Comprehensive Loss	$(47,165)	$(3,580)

The accompanying notes are an integral part of these financial statements.

CHESTNUT RIDGE ENERGY CO.

STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended March 31,
	2001	2000
	(Unaudited)
Cash Flows From Operating Activities
Net income (loss)	$10,110	$(3,580)
Adjustments to reconcile net loss to net cash used in operating activities:
Deferred tax provision (benefit)	1,186	(413)
Equity in (income) loss from EME Homer City Generation L.P.	(11,398)	3,382
Increase in due to affiliate	—	333

Net cash used in operating activities	(102)	(278)

Cash Flows From Investing Activities
Investment in EME Homer City Generation L.P.	—	—

Net cash used in investing activities	—	—

Cash Flows From Financing Activities
Cash contributions	102	203
Cash dividends	—	75

Net cash provided by financing activities	102	278

Net increase in cash and cash equivalents	—	—
Cash and cash equivalents at beginning of period	—	—

Cash and cash equivalents at end of period	$—	$—

The accompanying notes are an integral part of these financial statements.

CHESTNUT RIDGE ENERGY CO.

NOTES TO FINANCIAL STATEMENTS

(Dollars in thousands)

Note 1. General

    All adjustments, including recurring accruals, have been made that are necessary to present fairly the financial position and results of operations for the periods covered by this report. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the operating results for the full year.

    The Company's significant accounting policies are described in Note 2 to its Financial Statements as of December 31, 2000, included in Edison Mission Holdings Co.'s 2000 Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 2, 2001. The Company follows the same accounting policies for interim reporting purposes, with the exception of the change in accounting for derivatives (see Note 2). This quarterly report should be read in connection with such financial statements.

Note 2. Investment in EME Homer City

    The Company owns a 99 percent limited partnership interest in EME Homer City Generation L.P. As a limited partner, the Company does not have a controlling financial interest in EME Homer City, and, in accordance with the provisions of the Accounting Principles Board Opinion No. 18, the Company accounts for its investment in EME Homer City under the equity method. Accordingly, the investment in EME Homer City was recorded at cost with adjustments made to the carrying amount of the investment to recognize the Company's share of the earnings, losses or distributions of EME Homer City after the date of the investment. The following table presents summarized financial information for EME Homer City for the quarters ended March 31, 2001 and 2000.

	Three Months Ended March 31,
	2001	2000
	(Unaudited)
Operating revenues	$128,517	$97,184
Operating expenses	74,226	69,038
Net income (loss)	11,513	(3,417)

    Effective January 1, 2001, the Company and its investee, EME Homer City, adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. For derivatives that qualify for hedge accounting, depending on the nature of the hedge, changes in fair value are either offset by changes in the fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value is immediately recognized in earnings.

    Effective January 1, 2001, EME Homer City recorded all derivatives at fair value unless the derivatives qualified for the normal sales and purchases exception. EME Homer City's physical fuel contracts qualify under this exception. EME Homer City did not use this exception for forward sales contracts due to the net settlement procedures used by its marketing affiliate with counterparties. The forward sales contracts from EME Homer City qualify for treatment under SFAS No. 133 as cash flow hedges with appropriate adjustments made to other comprehensive income. The cumulative effect on prior periods' net income resulting from the change in accounting for derivatives in accordance with SFAS No. 133 was not material. EME Homer City recorded a net gain of $628,000 from the ineffective portion of its cash flow hedges during the quarter ended March 31, 2001. Our share of this gain, $622,000, is reflected in equity in income (loss) from EME Homer City in the statement of operations. The Company also recorded a $61.2 million, after tax, unrealized holding loss upon adoption of a change in accounting principle from its share of the unrealized holding loss from EME Homer City and the impact of deferred Pennsylvania state taxes, which is reflected in accumulated other comprehensive loss in the balance sheet.

Note 3. Accumulated Other Comprehensive Income (Loss)

    Accumulated other comprehensive income (loss) consisted of the following:

	Unrealized Gains (Losses) on Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2000	$—	$—
Current period change	(57,275)	(57,275)

Balance at March 31, 2001	$(57,275)	$(57,275)

    Unrealized gains (losses) on cash flow hedges at March 31, 2001 include forward sales contracts from EME Homer City that did not meet the normal sales and purchases exception under SFAS No. 133 due to the net settlement procedures used by its marketing affiliate with counterparties.

    As the positions are realized, approximately $42.2 million of the net unrealized losses on cash flow hedges will be reclassified into earnings during the remainder of 2001. Management expects that these net unrealized losses will be offset when the hedged items are recognized in earnings. The maximum period over which a cash flow hedge is designated, excluding those forecasted transactions related to the payment of variable interest on existing financial instruments, is 2 years.

Note 4. Supplemental Statements of Cash Flows Information

	Three Months Ended March 31,
	2001	2000
	(Unaudited)
Cash paid for interest	$—	$—
Cash paid for taxes	—	—

EME HOMER CITY GENERATION L.P.

FINANCIAL STATEMENTS

MARCH 31, 2001

NOTE

    The financial statements of EME Homer City Generation L.P. are provided under Rule 3-10 of Regulation S-X as the partnership interests of EME Homer City Generation L.P. represent a substantial portion of the collateral for Edison Mission Holdings Co.'s $830 million senior secured bonds.

EME HOMER CITY GENERATION L.P.

BALANCE SHEETS

(In thousands)

	March 31, 2001	December 31, 2000
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$103,162	$19,116
Due from affiliates	95,225	128,927
Fuel inventory	14,038	14,993
Spare parts inventory	25,037	23,582
Assets under price risk management	7,172	—
Other current assets	1,359	2,758

Total current assets	245,993	189,376

Property, Plant and Equipment	2,062,285	2,040,165
Less accumulated depreciation	96,337	84,273

Net property, plant and equipment	1,965,948	1,955,892

Deferred Financing Charges, Net	10,687	11,291

Total Assets	$2,222,628	$2,156,559

Liabilities and Partners' Equity
Current Liabilities
Accounts payable	$8,346	$16,479
Accrued liabilities	24,861	32,195
Interest payable	62,665	32,668
Liabilities under price risk management	115,425	—
Other current liabilities	—	469

Total current liabilities	211,297	81,811

Long-Term Debt to Affiliate	1,827,167	1,801,167
Deferred Taxes	23,108	59,141
Benefit Plans	17,625	17,625

Total Liabilities	2,079,197	1,959,744

Commitments and Contingencies (Note 4)
Partners' Equity	143,431	196,815

Total Liabilities and Partners' Equity	$2,222,628	$2,156,559

The accompanying notes are an integral part of these financial statements.

EME HOMER CITY GENERATION L.P.

STATEMENTS OF OPERATIONS

(In thousands)

	Three Months Ended March 31,
	2001	2000
	(Unaudited)
Operating Revenues from Marketing Affiliate
Capacity revenues	$12,014	$10,073
Energy revenues	116,392	87,543
Income (loss) from price risk management	111	(432)

Total operating revenues	128,517	97,184

Operating Expenses
Fuel	43,943	40,235
Plant operations	18,219	19,424
Depreciation	12,064	11,308
Administrative and general	—	(1,929)

Total operating expenses	74,226	69,038

Income from operations	54,291	28,146

Other Income (Expense)
Interest and other income (expense)	(525)	995
Interest expense from affiliate	(34,712)	(34,766)

Total other expense	(35,237)	(33,771)

Income (loss) before income taxes	19,054	(5,625)
Provision (benefit) for income taxes	7,541	(2,208)

Net Income (Loss)	$11,513	$(3,417)

The accompanying notes are an integral part of these financial statements.

EME HOMER CITY GENERATION L.P.

STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Three Months Ended March 31,
	2001	2000
	(Unaudited)
Net Income (Loss)	$11,513	$(3,417)
Other comprehensive expense, net of tax:
Unrealized losses on derivatives qualified as cash flow hedges:
Cumulative unrealized holding losses upon adoption of a change in accounting principle, net of income tax benefit of $46,556	(69,337)	—
Other unrealized holding losses arising during period, net of income tax benefit of $4,326	(6,443)	—
Add: reclassification adjustment for losses included in net income, net of income tax benefit of $7,308	10,883	—

Comprehensive Loss	$(53,384)	$(3,417)

The accompanying notes are an integral part of these financial statements.

EME HOMER CITY GENERATION L.P.

STATEMENTS OF PARTNERS' EQUITY

(In thousands)

	Chestnut Ridge Energy Company	Mission Energy Westside Inc.	Total Partners' Equity
Balance at December 31, 1999	$197,987	$2,000	$199,987
Net loss	(3,383)	(34)	(3,417)
Balance at March 31, 2000	194,604	1,966	196,570

Net income	242	3	245
Balance at December 31, 2000	194,846	1,969	196,815

Net income	11,398	115	11,513
Unrealized losses on derivatives qualified as cash flow hedges:
Cumulative unrealized holding losses upon adoption of a change in accounting principle, net of income tax benefit of $46,556	(68,644)	(693)	(69,337)
Other unrealized holding losses arising during period, net of income tax benefit of $4,326	(6,378)	(65)	(6,443)
Add: reclassification adjustment for losses included in net income, net of income tax benefit of $7,308	10,774	109	10,883

Balance at March 31, 2001	$141,996	$1,435	$143,431

The accompanying notes are an integral part of these financial statements.

EME HOMER CITY GENERATION L.P.

STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended March 31,
	2001	2000
	(Unaudited)
Cash Flows From Operating Activities
Net income (loss)	$11,513	$(3,417)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	12,560	11,601
Deferred tax provision	7,541	(2,208)
Decrease (increase) in due from affiliates	33,702	(876)
Increase in inventory	(500)	(1,650)
Decrease in other assets	1,399	147
(Decrease) increase in accounts payable	(8,133)	1,589
Decrease in accrued liabilities	(7,334)	(9,832)
Increase in interest payable	29,997	30,261
Decrease in other liabilities	(469)	—
Increase in net assets and liabilities under price risk management	(218)	—

Net cash provided by operating activities	80,058	25,615

Cash Flows From Investing Activities
Capital expenditures	(22,120)	(25,047)

Net cash used in investing activities	(22,120)	(25,047)

Cash Flows From Financing Activities
Borrowings on long-term obligations	26,000	30,000
Financing costs	108	(239)

Net cash provided by financing activities	26,108	29,761

Net increase in cash	84,046	30,329
Cash and cash equivalents at beginning of period	19,116	44,454

Cash and cash equivalents at end of period	$103,162	$74,783

The accompanying notes are an integral part of these financial statements.

EME HOMER CITY GENERATION L.P.

NOTES TO FINANCIAL STATEMENTS

(Dollars in thousands)

Note 1. General

    All adjustments, including recurring accruals, have been made that are necessary to present fairly the financial position and results of operations for the periods covered by this report. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the operating results for the full year.

    The Partnership's significant accounting policies are described in Note 2 to its Financial Statements as of December 31, 2000, included in Edison Mission Holdings Co.'s 2000 Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 2, 2001. The Partnership follows the same accounting policies for interim reporting purposes, with the exception of the change in accounting for derivatives (see Note 2). This quarterly report should be read in connection with such financial statements.

    Certain prior period amounts have been reclassified to conform to the current period financial statement presentation.

Note 2. Change in Accounting

    Effective January 1, 2001, the Partnership adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. For derivatives that qualify for hedge accounting, depending on the nature of the hedge, changes in fair value are either offset by changes in the fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value is immediately recognized in earnings.

    Effective January 1, 2001, the Partnership recorded all derivatives at fair value unless the derivatives qualified for the normal sales and purchases exception. The Partnership's physical fuel contracts qualify under this exception. The Partnership did not use this exception for its forward sales contracts due to the net settlement procedures used by its marketing affiliate with counterparties. The forward sales contracts qualify for treatment under SFAS No. 133 as cash flow hedges with appropriate adjustments made to other comprehensive income. The cumulative effect on prior periods' net income resulting from the change in accounting for derivatives in accordance with SFAS No. 133 was not material. The Partnership recorded a net gain of $628,000 from the ineffective portion of cash flow hedges during the quarter ended March 31, 2001. This gain is reflected in income (loss) from price risk management in the statement of operations. The Partnership also recorded a $69.3 million, after tax, unrealized holding loss upon adoption of a change in accounting principle reflected in partners' equity in the balance sheet.

Note 3. Accumulated Other Comprehensive Income (Loss)

    Accumulated other comprehensive income (loss) consisted of the following:

	Unrealized Gains (Losses) on Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2000	$—	$—
Current period change	(64,897)	(64,897)

Balance at March 31, 2001	$(64,897)	$(64,897)

    Unrealized gains (losses) on cash flow hedges at March 31, 2001 include forward sales contracts that did not meet the normal sales and purchases exception under SFAS No. 133 due to the net settlement procedures used by the marketing affiliate with counterparties. These losses arise from current forecasts of future electricity prices in these markets that are greater than our contract prices. Although the contract prices are below the current market prices, we believe that prices included in our contracts mitigate price risk associated with future changes in such market prices, and are at prices that meet our profit objectives. Assuming these contracts continue to qualify as cash flow hedges, future changes in the forecast of market prices for contract volumes included in these agreements will increase or decrease our other comprehensive income without affecting our net income.

    As the positions are realized, approximately $47.9 million of the net unrealized losses on cash flow hedges will be reclassified into earnings during the remainder of 2001. Management expects that these net unrealized losses will be offset when the hedged items are recognized in earnings. The maximum period over which a cash flow hedge is designated, excluding those forecasted transactions related to the payment of variable interest on existing financial instruments, is 2 years.

Note 4. Commitments and Contingencies

Transition Contracts

    EME Homer City has entered into separate transition contracts with Pennsylvania Electric Company (Penelec) and New York State Electric & Gas Corporation (NYSEG), pursuant to which EME Homer City may exercise a put option to sell certain quantities of capacity to Penelec and NYSEG, and Penelec and NYSEG may exercise call options to purchase certain quantities of capacity. The terms of the NYSEG Transition Contract and the Penelec Transition Contract continue until December 31, 2001 and May 31, 2001, respectively. EME Homer City exercised its put options to sell 942 MW of capacity to Penelec for the full period from March 18, 1999 through May 31, 2001 under the Penelec Transition Contract for a price of $49.90/MW-day from March 18, 1999 through May 31, 1999, $59.90/MW-day through May 31, 2000, and $77.40/MW-day through May 31, 2001. EME Homer City has amended the NYSEG Transition Contract and sold 500 MW of capacity to NYSEG through May 31, 2000 for a price of $60.00/MW-day, 370 MW of capacity through September 30, 2000 for $72.17/MW-day, and 430 MW of capacity through December 31, 2001 for $72.17/MW-day.

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

Environmental Matters

    Prior to our purchase of the Homer City plant, the Environmental Protection Agency requested information from the prior owners of the plant concerning physical changes at the plant. The Partnership has been in informal voluntary discussions with the Environmental Protection Agency relating to these facilities, which may also include payment of civil fines. The Partnership cannot assure you that it will reach a satisfactory agreement or that these facilities will not be subject to proceedings in the future. Depending on the outcome of the proceedings, the Partnership could be required to invest in additional pollution control requirements, over and above the upgrades it is planning to install, and could be subject to fines and penalties.

Two Lick Creek Reservoir Deep Mine Discharges

    In connection with the Partnership's purchase of the Homer City facilities on March 18, 1999, the Partnership acquired the Two Lick Creek Dam and Reservoir. Acid mine drainage discharges from the Penn Hill No. 2 and Dixon Run No. 3 inactive deep mines were being collected and partially treated on the reservoir property by Stanford Mining Company before being pumped off the property for additional treatment at the nearby Chestnut Ridge Treatment Plant. The mining company filed for bankruptcy and operated the collection and treatment system until May 1999 when its assets were allegedly depleted.

    PADEP initially advised the Partnership that it was potentially liable for treating the two discharges solely because of its ownership of the property on which the discharges emanated. Without any admission of its liability, the Partnership voluntarily entered into a letter agreement to fund the operation of the collection and treatment system for an interim period until the agency completed its investigation of potentially liable parties and alternatives for permanent treatment of the discharges were evaluated. After examining property records, PADEP concluded that the Partnership is only responsible for treating the Dixon Run No. 3 discharge. The agency has not completed its investigation of other potentially responsible parties, particularly mining companies that previously operated the two mines.

    A draft consent agreement that addresses remedial responsibilities for the two discharges has been prepared by PADEP. Under its terms, the Partnership is responsible for designing and implementing a permanent system to collect and treat the Dixon Run No. 3 discharge. When the Dixon Run No. 3 treatment system becomes operational, the Partnership will discontinue its funding of the existing collection and treatment system. The state has provided funding to Blacklick Creek Watershed Association to develop and operate a collection and treatment system for the Penn Hill No. 2 discharge. The Watershed Association has started construction on the Penn Hill No. 2 system and expects it to be completed in September 2001.

    The current cost of operating the collection and treatment system is approximately $15,000 per month. The Partnership expects the costs of operation will be reduced by 30% to 40% after the Penn Hill No. 2 system construction is completed. The Partnership is evaluating options for permanent treatment of the Dixon Run No. 3 discharge, including a passive system involving wetlands treatment. The cost of a passive treatment system is estimated to be $1 million, but its operational costs are considerably less than those of a conventional chemical treatment system.

Plant Improvements

    Upon acquisition of the Homer City facilities, the Partnership began major plant improvements consisting primarily of a turnkey pollution control retrofit project. The estimated cost of this project is $258 million, of which $216 million has been incurred prior to March 31, 2001.

Coal Cleaning Agreement

    The Partnership has entered into a Coal Cleaning Agreement with Homer City Coal Processing Corp. to operate and maintain a coal cleaning plant owned by the Partnership. Under the terms of the agreement, which is scheduled to expire on August 31, 2002, the Partnership is obligated to reimburse Homer City Coal Processing Corp. for the actual costs incurred in the operations and maintenance of the coal cleaning plant, a fixed general and administrative service fee of $260,000 per year, and an operating fee that ranges from $0.20 to $0.35 per ton depending on the level of tonnage.

Interconnection Agreement

    The Partnership has entered into Interconnection Agreements with NYSEG and Penelec to provide interconnection services necessary to interconnect the Homer City Station with NYSEG and Penelec's transmission systems. Unless an Interconnection Agreement is terminated earlier in accordance with its terms, it will terminate on a date mutually agreed to by the Partnership, NYSEG and Penelec. This date will not exceed the retirement date of the Homer City units. NYSEG and Penelec have agreed to extend such interconnection services to modifications, additions, upgrades or repowering of the Homer City units. The Partnership is required to compensate NYSEG and Penelec for all reasonable costs associated with any modifications, additions or replacements made to NYSEG or Penelec's interconnection facilities or transmission systems in connection with any modification, addition or upgrade to the Homer City units.

Note 5. Supplemental Statements of Cash Flows Information

	Three Months Ended March 31,
	2001	2000
	(Unaudited)
Cash paid for interest	$7,559	$5,701
Cash paid for taxes	—	—

EDISON MISSION FINANCE CO.

FINANCIAL STATEMENTS

MARCH 31, 2001

NOTE

    The financial statements of Edison Mission Finance Co. are provided under Rule 3-10 of Regulation S-X as the shares of Edision Mission Finance Co. represent a substantial portion of the collateral for Edison Mission Holdings Co.'s $830 million senior secured bonds.

EDISON MISSION FINANCE CO.

BALANCE SHEETS

(In thousands)

	March 31, 2001	December 31, 2000
	(Unaudited)
Assets
Current Assets
Interest receivable—EME Homer City Generation L.P.	$62,665	$32,668

Total current assets	62,665	32,668

Other Assets
Loan receivable—EME Homer City Generation L.P.	1,827,167	1,801,167
Deferred taxes	—	1,184

Total Assets	$1,889,832	$1,835,019

Liabilities and Shareholder's Equity
Current Liabilities
Due to affiliates	$45,526	$45,509
Interest payable—Edison Mission Holdings Co.	37,015	19,459

Total current liabilities	82,541	64,968

Other Liabilities
Loan payable—Edison Mission Holdings Co.	1,038,000	1,012,000
Deferred taxes	5,048	—

Total Liabilities	1,125,589	1,076,968

Shareholder's Equity
Common stock, $1 par value; 10,000 shares authorized; 100 shares issued and outstanding	—	—
Additional paid-in-capital	748,448	748,448
Retained earnings	15,795	9,603

Total Shareholder's Equity	764,243	758,051

Total Liabilities and Shareholder's Equity	$1,889,832	$1,835,019

The accompanying notes are an integral part of these financial statements.

EDISON MISSION FINANCE CO.

STATEMENTS OF OPERATIONS

(In thousands)

	Three Months Ended March 31,
	2001	2000
	(Unaudited)
Interest income from affiliate	$37,364	$35,755
Interest expense from affiliate	(21,137)	(19,879)

Net interest income	16,227	15,876
Operating expenses	17	16

Income before income taxes	16,210	15,860
Provision for income taxes	6,232	6,099

Net Income	$9,978	$9,761

The accompanying notes are an integral part of these financial statements.

EDISON MISSION FINANCE CO.

STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended March 31,
	2001	2000
	(Unaudited)
Cash Flows From Operating Activities
Net income	$9,978	$9,761
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred tax provision	6,232	6,098
Increase in interest receivable—EME Homer City Generation L.P.	(29,997)	(30,261)
Increase in due to affiliates	17	17
Increase in interest payable—Edison Mission Holdings Co.	17,556	18,486

Net cash provided by operating activities	3,786	4,101

Cash Flows From Investing Activities
Increase in subordinated revolving loan receivable—EME Homer City Generation L.P.	(26,000)	(30,000)

Net cash used in investing activities	(26,000)	(30,000)

Cash Flows From Financing Activities
Proceeds from subordinated loan—Edison Mission Holdings Co.	26,000	30,000
Cash dividends	(3,786)	(4,101)

Net cash provided by financing activities	22,214	25,899

Net increase in cash	—	—
Cash and cash equivalents at beginning of period	—	—

Cash and cash equivalents at end of period	$—	$—

The accompanying notes are an integral part of these financial statements.

EDISON MISSION FINANCE CO.

NOTES TO FINANCIAL STATEMENTS

(Dollars in thousands)

Note 1. General

    All adjustments, including recurring accruals, have been made that are necessary to present fairly the financial position and results of operations for the periods covered by this report. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the operating results for the full year.

    The Company's significant accounting policies are described in Note 2 to its Financial Statements as of December 31, 2000, included in Edison Mission Holdings Co.'s 2000 Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 2, 2001. The Company follows the same accounting policies for interim reporting purposes. This quarterly report should be read in connection with such financial statements.

Note 2. Supplemental Statements of Cash Flows Information

	Three Months Ended March 31,
	2001	2000
	(Unaudited)
Cash paid for interest	$3,581	$1,393
Cash paid for taxes	—	—

PART II—OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)
Exhibits

    None.

(b)
Reports on Form 8-K

    No reports on Form 8-K were filed during the quarter ended March 31, 2001.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Edison Mission Holdings Co.
(Registrant)

Date:	May 14, 2001	/s/ KEVIN M. SMITH

KEVIN M. SMITH Vice President and Director

QuickLinks

Table of Additional Registrants
TABLE OF CONTENTS
PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
PART II—OTHER INFORMATION
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES