Form 10-Q
period 2001-06-30
EDISON MISSION HOLDINGS CO; EME HOMER CITY GENERATION LP; CHESTNUT RIDGE ENERGY CO; MISSION ENERGY WESTSIDE INC; HOMER CITY PROPERTY HOLDINGS INC; EDISON MISSION FINANCE CO
filed 2001-08-14
CIK 1099532, 1099534, 1099535, 1099536, 1099533, 1099537

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2001

or

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 333-92047

Edison Mission Holdings Co.
(Exact name of registrant as specified in its charter)

California (State or other jurisdiction of incorporation or organization)	33-0826940 (I.R.S. Employer Identification No.)
18101 Von Karman Avenue, Suite 1700 Irvine, California (Address of principal executive offices)	92612 (Zip Code)

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

    Number of shares outstanding of the registrant's Common Stock as of August 13, 2001: 100 shares (all shares held by an affiliate of the registrant).

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

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

EDISON MISSION HOLDINGS CO. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 30, 2001	December 31, 2000
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$50,178	$19,125
Due from affiliates	55,512	84,166
Fuel inventory	22,983	14,993
Spare parts inventory	24,819	23,582
Assets under price risk management	67,567	—
Other current assets	677	2,758

Total current assets	221,736	144,624

Property, Plant and Equipment	2,091,756	2,040,564
Less accumulated depreciation	108,446	84,280

Net property, plant and equipment	1,983,310	1,956,284

Other Assets
Deferred financing charges, net	11,017	11,291

Total Assets	$2,216,063	$2,112,199

Liabilities and Shareholder's Equity
Current Liabilities
Accounts payable	$5,651	$16,479
Accrued liabilities	26,079	32,200
Interest payable	19,195	19,459
Liabilities under price risk management	38,149	—
Other current liabilities	—	469

Total current liabilities	89,074	68,607

Long-Term Debt	1,062,000	1,012,000
Deferred Taxes	95,644	62,074
Benefit Plans	17,625	17,625

Total Liabilities	1,264,343	1,160,306

Commitments and Contingencies (Note 4)
Shareholder's Equity
Common stock, no par value; 10,000 shares authorized; 100 shares issued and outstanding	—	—
Additional paid-in capital	910,456	925,609
Retained earnings	25,758	26,284
Accumulated other comprehensive income	15,506	—

Total Shareholder's Equity	951,720	951,893

Total Liabilities and Shareholder's Equity	$2,216,063	$2,112,199

The accompanying notes are an integral part of these consolidated financial statements.

EDISON MISSION HOLDINGS CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
	(Unaudited)		(Unaudited)
Operating Revenues from Marketing Affiliate
Capacity revenues	$15,564	$11,756	$27,578	$21,829
Energy revenues	90,211	91,256	206,603	178,800
Income (loss) from price risk management	(80)	—	31	—

Total operating revenues	105,695	103,012	234,212	200,629

Operating Expenses
Fuel	35,537	37,351	79,481	77,585
Plant operations	24,853	27,171	43,073	46,727
Depreciation	12,344	11,692	24,408	23,002
Administrative and general	669	226	841	(1,045)

Total operating expenses	73,403	76,440	147,803	146,269

Operating Income	32,292	26,572	86,409	54,360

Other Income (Expense)
Interest and other income (expense)	(1,407)	797	(1,931)	1,434
Interest expense	(18,024)	(18,964)	(36,509)	(37,855)

Total other income (expense)	(19,431)	(18,167)	(38,440)	(36,421)

Income before income taxes	12,861	8,405	47,969	17,939
Provision for income taxes	5,052	4,320	20,003	9,074

Net Income	$7,809	$4,085	$27,966	$8,865

The accompanying notes are an integral part of these consolidated financial statements.

EDISON MISSION HOLDINGS CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
	(Unaudited)		(Unaudited)
Net Income	$7,809	$4,085	$27,966	$8,865
Other comprehensive expense, net of tax:
Unrealized gains (losses) on derivatives qualified as cash flow hedges:
Cumulative unrealized holding losses upon adoption of a change in accounting principle, net of income tax benefit of $54,081	—	—	(61,811)	—
Other unrealized holding gains arising during period, net of income tax expense of $59,212 and $54,187 for the three months and six months ended June 30, 2001, respectively	67,677	—	61,933	—
Add: reclassification adjustment for gains included in net income, net of income tax expense of $4,971 and $13,460 for the three months and six months ended June 30, 2001, respectively	5,682	—	15,384	—

Comprehensive Income	$81,168	$4,085	$43,472	$8,865

The accompanying notes are an integral part of these consolidated financial statements.

EDISON MISSION HOLDINGS CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended June 30,
	2001	2000
	(Unaudited)
Cash Flows From Operating Activities
Net income	$27,966	$8,865
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,682	23,649
Deferred tax provision	33,570	9,074
Decrease (increase) in due from affiliates	28,654	(14,538)
Increase in inventory	(9,227)	(8,692)
Decrease in other assets	2,081	137
(Decrease) increase in accounts payable	(10,828)	16,655
Decrease in accrued liabilities	(6,121)	(9,913)
(Decrease) increase in interest payable	(264)	1,534
Decrease in other liabilities	(469)	—
Increase in net assets under price risk management	(13,912)	—
Other, net	861	—

Net cash provided by operating activities	76,993	26,771

Cash Flows From Financing Activities
Capital contributions from parent	—	203
Borrowings under long-term obligations	50,000	63,000
Financing costs	—	(910)
Cash dividends to parent	(43,645)	(9,951)

Net cash provided by financing activities	6,355	52,342

Cash Flows From Investing Activities
Capital expenditures	(52,295)	(78,543)

Net cash used in investing activities	(52,295)	(78,543)

Net increase in cash and cash equivalents	31,053	570
Cash and cash equivalents at beginning of period	19,125	44,511

Cash and cash equivalents at end of period	$50,178	$45,081

The accompanying notes are an integral part of these consolidated financial statements.

EDISON MISSION HOLDINGS CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)

Note 1. General

    We have made all adjustments, including recurring accruals, that are necessary to present fairly the consolidated financial position and results of operations for the periods covered by this report. The results of operations for the six months ended June 30, 2001 are not necessarily indicative of the operating results for the full year.

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

Note 2. Change in Accounting

    Effective January 1, 2001, we adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards requiring that derivative instruments be recorded in the balance sheet as either an asset or liability measured at its fair value unless they meet an exception. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. For derivatives that qualify for hedge accounting, depending on the nature of the hedge, changes in fair value are either offset by changes in the fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value is immediately recognized in earnings.

    Effective January 1, 2001, we recorded all derivatives at fair value unless the derivatives qualified for the normal sales and purchases exception. Our physical fuel contracts qualify under this exception. We did not use this exception for forward sales contracts from our Homer City plant due to the net settlement procedures used by our marketing affiliate with counterparties for the period between January 1, 2001 through June 30, 2001. Effective July 1, 2001, the Derivative Implementation Group of the Financial Accounting Standards Board extended the normal sales and purchases exception to include forward sales contracts subject to net settlement procedures with counterparties. Accordingly, we intend to use the normal sales and purchases exception for our Homer City forward sales contracts commencing July 1, 2001 and plan to record a cumulative change in the accounting for derivatives during the quarter ended September 30, 2001.

    For the period between January 1, 2001 through June 30, 2001, forward sales contracts from our Homer City plant qualify for treatment under SFAS No. 133 as cash flow hedges with appropriate adjustments made to other comprehensive income. The cumulative effect on prior periods' net income resulting from the change in accounting for derivatives in accordance with SFAS No. 133 was not material. We recorded a $61.8 million, after tax, unrealized holding loss upon adoption of a change in accounting principle reflected in accumulated other comprehensive loss in the consolidated balance sheet. We recorded a net loss of $146,000 and a net gain of $482,000 from the ineffective portion of cash flow hedges during the three months and six months ended June 30, 2001, respectively. The gain

(loss) is reflected in income (loss) from price risk management in the consolidated statement of operations.

Note 3. Accumulated Other Comprehensive Income (Loss)

    Accumulated other comprehensive income (loss) consisted of the following:

	Unrealized Gains (Losses) on Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2000	$—	$—
Current period change	15,506	15,506

Balance at June 30, 2001 (Unaudited)	$15,506	$15,506

    Unrealized gains (losses) on cash flow hedges at June 30, 2001 include forward sales contracts from our Homer City plant that did not meet the normal sales and purchases exception under SFAS No. 133 due to the net settlement procedures used by our marketing affiliate with counterparties. These gains arise from current forecasts of future electricity prices in these markets that are less than our contract prices. The Financial Accounting Standards Board cleared Statement 133 Implementation Issue Number C15, which extended the normal sales and purchases exception to include power sales contracts that are subject to netting of transactions from multiple contracts if the contract requires physical delivery and the quantity under the contract expected to be sold is within the normal course of business. Assuming these contracts meet the aforementioned criteria, the contracts will no longer be reported in the balance sheet at fair value, effective July 1, 2001.

Note 4. Commitments and Contingencies

Transition Contracts

    Our subsidiary, EME Homer City Generation L.P. (EME Homer City), has entered into separate transition contracts with Pennsylvania Electric Company (Penelec) and New York State Electric & Gas Corporation (NYSEG), pursuant to which EME Homer City may exercise a put option to sell certain quantities of capacity to Penelec and NYSEG, and Penelec and NYSEG may exercise call options to purchase certain quantities of capacity. The terms of the NYSEG Transition Contract continue until December 31, 2001 and the Penelec Transition Contract expired on May 31, 2001. EME Homer City exercised its put options to sell 942 MW of capacity to Penelec for the full period from March 18, 1999 through May 31, 2001 under the Penelec Transition Contract for a price of $49.90/MW-day from March 18, 1999 through May 31, 1999, $59.90/MW-day through May 31, 2000, and $77.40/MW-day through May 31, 2001. EME Homer City has amended the NYSEG Transition Contract and sold 500 MW of capacity to NYSEG through May 31, 2000 for a price of $60.00/MW-day, 370 MW of capacity through September 30, 2000 for $72.17/MW-day, and 430 MW of capacity through December 31, 2001 for $72.17/MW-day.

Credit Support to Affiliates

    The Company has entered into a contract with a marketing affiliate for the sale of energy and capacity produced by the Homer City facilities, which are comprised of three coal-fired electric generating units located near Pittsburgh, Pennsylvania and related facilities. This contract enables the marketing affiliate to engage in forward sales and hedging transactions to manage the Company's electricity price exposure. Net gains or losses on hedges by the marketing affiliate that are settled are recognized in the same manner as the hedged item. The Company receives the net transaction price on all contracts that are settled. In connection with these agreements, the Company has agreed to provide credit support in the form of guarantees. At June 30, 2001, the Company had executed guarantees totaling $178.4 million.

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

Environmental Matters

    Prior to our purchase of the Homer City plant, the Environmental Protection Agency requested information from the prior owners of the plant concerning physical changes at the plant. We have been in informal voluntary discussions with the Environmental Protection Agency relating to these facilities, which may result in the payment of civil fines. There is no assurance that we will reach a satisfactory agreement or that these facilities will not be subject to proceedings in the future. Depending on the outcome of the proceedings, we could be required to invest in additional pollution control requirements, over and above the upgrades we are planning to install, and could be subject to fines and penalties. In May 2001, President Bush issued a directive for a 90-day review of new source review "interpretation and implementation" by the Administrator of the Environmental Protection Agency and the Secretary of the U.S. Department of Energy. President Bush also directed the Attorney General to review ongoing new source review legal actions to "ensure" they are "consistent with the Clean Air Act and its regulations." Both actions were recommendations detailed within the Bush Administration's "National Energy Policy Task Force Report."

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

Plant Improvements

    Upon acquisition of the Homer City facilities, the Company began major plant improvements consisting primarily of a turnkey pollution control retrofit project. The estimated cost of this project is $270 million, of which $224 million has been incurred prior to June 30, 2001.

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

Note 5. Supplemental Statements of Cash Flows Information

	Six Months Ended June 30,
	2001	2000
	(Unaudited)
Cash paid for interest	$43,118	$39,582
Cash paid for income taxes	—	—

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

    EME Homer City derives revenue from the sale of energy and capacity into the Pennsylvania-New Jersey-Maryland power market (PJM) and the New York independent system operator (NYISO) and from bilateral contracts with power marketers and load serving entities within PJM, NYISO and the surrounding markets. EME Homer City has entered into a contract with a marketing affiliate for the sale of energy and capacity produced by the Homer City facilities, which enables this marketing affiliate to engage in forward sales and hedging. EME Homer City pays the marketing affiliate fees of $0.02/MWh plus emission allowance fees. The net fees earned by the marketing affiliate were $0.1 million and $0.6 million for the second quarter and six months ended June 30, 2001, respectively, compared to $0.9 million and $1.3 million in the corresponding periods in 2000.

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

Results of Operations

Operating Revenues

    Operating revenues increased $2.7 million and $33.6 million for the second quarter and six months ended June 30, 2001, respectively, compared to the corresponding periods in 2000. Energy and capacity sales were made through a contract with a marketing affiliate. We generated 2,663 GWhr and 6,160 GWhr of electricity during the second quarter and six months ended June 30, 2001, respectively, compared to generating 2,683 GWhr and 6,070 GWhr of electricity in the corresponding periods in

2000. The availability factor for the six months ended June 30, 2001 was 83.3%, compared to 79.3% for the corresponding period in 2000. The weighted average price for energy was $33.92/MWh during the second quarter of 2001, compared to $33.12/MWh for the same period in 2000. The weighted average price for energy was $33.64/MWh during the first six months of 2001, compared to $29.82/MWh for the same period in 2000. The increase in the weighted average price for energy is due to higher PJM market prices and higher hedge prices.

Operating Expenses

    Operating expenses consisted of expenses for fuel, plant operations, depreciation and amortization and administrative and general expenses. Fuel costs decreased $1.8 million for the second quarter ended June 30, 2001, compared to the corresponding period in 2000. Fuel costs increased $1.9 million for the six months ended June 30, 2001, compared to the same period in 2000. The change in fuel costs is due to changes in electrical generation and the price of fuel. The average price of coal per ton was $27.76 for the six months ended June 30, 2001, compared to $28.71 for the same period in 2000. The average price decreased due to changes in the type of coal used in operations.

    Plant operations costs decreased $2.3 million and $3.7 million in the second quarter and six months ended June 30, 2001, respectively, compared to the same periods in 2000. Plant operations costs include labor and overhead, contract services, parts and supplies, and other administrative costs. Plant operations costs were lower in the second quarter and six months ended June 30, 2001 than costs for the same periods in 2000 due to lower maintenance expenses.

    Depreciation and amortization increased $0.7 million and $1.4 million in the second quarter and six months ended June 30, 2001, respectively, compared to the same periods in 2000. Depreciation expense primarily relates to the acquisition of the Homer City facilities, which are being depreciated over 39 years from the date of acquisition.

    Administrative and general expenses were $0.7 million and $0.8 million in the second quarter and six months ended June 30, 2001, respectively, compared to $0.2 million and ($1.0) million for the same period in 2000. During the six months ended June 30, 2001, we reduced our accrual for Pennsylvania state capital tax.

Other Income (Expense)

    Interest and other income (expense) decreased $2.2 million and $3.4 million for the second quarter and six months ended June 30, 2001, respectively, compared to the same prior year periods. The decrease was primarily due to losses related to removal of equipment in connection with completing our capital improvement program.

Provision for Income Taxes

    The effective income tax rate in the first six months of 2001 was 42% compared to a rate of 51% for the same period in 2000. The effective tax rates are higher than the federal statutory rate of 35% due to state income taxes.

Liquidity and Capital Resources

    At June 30, 2001, we had cash and cash equivalents of $50.2 million. We may use amounts available under our $50 million five-year revolving credit facility for general working capital purposes. All outstanding amounts under the $50 million five-year revolving credit facility will be repaid each year on the anniversary of the issuance of the $300 million aggregate principal amount of Series A senior secured bonds and $530 million aggregate principal amount of Series B senior secured bonds that were issued on May 27, 1999. For the second quarter ended June 30, 2001, there were no outstanding amounts under the $50 million five-year revolving credit facility.

    Net cash flow provided by operating activities totaled $76.9 million during the six months ended June 30, 2001, compared to net cash provided by operating activities of $26.8 million for the corresponding period of the prior year. The increase of $50.1 million is a result of the increase in net income and the collection of receivables from our marketing affiliate.

    Net cash provided by financing activities decreased to $6.5 million for the six months ended June 30, 2001, compared to $52.3 million for the six months ended June 30, 2000. The decrease is primarily due to a dividend of $43.6 million paid to Edison Mission Energy, our parent company, for the six-month period June 30, 2001, compared to a dividend of $10 million for the six-month period ended June 30, 2000.

    We intend to invest approximately $270 million for the environmental capital improvements to the Homer City units, including a selective catalytic reduction system on all three units and a flue gas desulfurization system on Unit 3, under a fixed price, turnkey engineering, procurement and construction contract. These improvements are scheduled to be installed by 2002. Capital expenditures for the six months ended June 30, 2001 were $52.3 million, primarily related to the flue gas desulfurization system on Unit 3 and the selective catalytic reduction systems. The environmental improvements will enhance the economics of the Homer City units by reducing fuel costs, nitrogen oxide allowance purchases and sulfur dioxide allowance purchases. We expect to spend approximately $34 million for the final two quarters of 2001 on capital expenditures for environmental capital improvements to the Homer City facility. These capital expenditures are being financed through our $250 million five-year term loan facility.

Other Commitments and Contingencies

    We provide credit support for an affiliate that enters into various electric energy transactions, including futures and swap agreements. At June 30, 2001, we provided guarantees totaling $178.4 million as credit support for financial and energy contracts entered into by affiliates. These guarantees provide that we will perform the obligations of the affiliates in the event of nonperformance by them. We could be exposed to the risk of higher electric energy prices in the event of nonperformance by a counterparty. However, we do not anticipate nonperformance by a counterparty nor the marketing affiliate.

    Our parent, Edison Mission Energy, has issued a Credit Support Guarantee, under which it must make up to $42 million in payments under specified conditions. The Credit Support Guarantee is available until December 31, 2001 as additional cash flow to supplement any shortfalls in cash from operations that may be used to pay our debt service obligations on the senior secured bonds and our other senior secured debt. We have an obligation under our bond financing to maintain a debt service reserve equal to the projected amount of debt service due in the next six months, which can be satisfied through cash, a letter of credit or a parent company guaranty. At June 30, 2001, we have provided a $35 million letter of credit to satisfy our debt service reserve obligation. We also have an obligation under our bank financing to have a debt service reserve account balance in an amount equal to six months of debt service that can be satisfied through cash, a letter of credit or a parent company guaranty. Edison Mission Energy has provided a $9 million guarantee to the lenders to support this obligation.

Market Risk Exposures

    Our primary market risk exposures arise from changes in electricity pool pricing and interest rates. We manage these risks by using derivative financial instruments in accordance with established policies and procedures.

Commodity Price Risk

    With the exception of revenue generated by the Pennsylvania Electric Company Transition Contract, which expired in May 2001, and the New York State Electric & Gas Transition Contract, which expires in December 2001, and from bilateral contracts for the sale of electricity with third-party load serving entities and power marketers, our revenues and results of operations are dependent upon prevailing market prices for energy, capacity, ancillary services in the PJM, NYISO and other competitive markets. Among the factors that influence the market prices for energy, capacity and ancillary services in PJM and NYISO are:

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

Environmental Matters or Regulations

    We are subject to environmental regulation by federal, state and local authorities in the United States. We believe that as of the filing date of this report, we are in substantial compliance with environmental regulatory requirements and that maintaining compliance with current requirements will not materially affect our financial position or results of operations. However, possible future developments, such as the promulgation of more stringent environmental laws and regulations, and future proceedings that may be taken by environmental authorities, could affect the costs and the manner in which we conduct our business and could cause us to make substantial additional capital expenditures. There is no assurance that we would be able to recover these increased costs from our customers or that our financial position and results of operations would not be materially adversely affected.

    Typically, environmental laws required a lengthy and complex process for obtaining licenses, permits and approvals prior to construction and operation of a project. Meeting all the necessary requirements can delay or sometimes prevent the completion of a proposed project as well as require extensive modifications to existing projects, which may involve significant capital expenditures.

    We expect that the implementation of the Clean Air Act Amendments of 1990 and the regulations and revised state implementation plans developed as a consequence of the Act will result in increased capital expenditures and operating expenses. We expect to spend approximately $34 million for the final two quarters of 2001 and $12 million in 2002 to install upgrades to the environmental controls at the Homer City plant to control sulfur dioxide and nitrogen oxide emissions.

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

    Prior to our purchase of the Homer City plant, the Environmental Protection Agency requested information from the prior owners of the plant concerning physical changes at the plant. We have been in informal voluntary discussions with the Environmental Protection Agency relating to these facilities, which may result in the payment of civil fines. There is no assurance that we will reach a satisfactory agreement or that these facilities will not be subject to proceedings in the future. Depending on the outcome of the proceedings, we could be required to invest in additional pollution control requirements, over and above the upgrades we are planning to install, and could be subject to fines and penalties. In May 2001, President Bush issued a directive for a 90-day review of new source review

"interpretation and implementation" by the Administrator of the Environmental Protection Agency and the Secretary of the U.S. Department of Energy. President Bush also directed the Attorney General to review ongoing new source review legal actions to "ensure" they are "consistent with the Clean Air Act and its regulations." Both actions were recommendations detailed within the Bush Administration's "National Energy Policy Task Force Report."

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

    The Kyoto Protocol has yet to be submitted to the U.S. Senate for ratification. In March 2001, the Bush administration announced that the United States would not ratify the Kyoto Protocol, but would instead offer an alternative. Various bills have been, and are expected to be, introduced in Congress to address some of these implementing guidelines and other aspects of climate change. Apart from the Kyoto Protocol, we may be impacted by future federal or state legislation relating to controlling greenhouse gas emissions.

    If we do become subject to limitations on emissions of carbon dioxide from our fossil fuel-fired electric generating plants, these requirements could have a significant economic impact on their operations.

    The Environmental Protection Agency proposed rules establishing standards for the location, design, construction and capacity of cooling water intake structures at new facilities, including steam electric power plants. Under the terms of a consent decree entered into by the U.S. District Court for the Southern District of New York in Riverkeeper, Inc. v. Whitman, these regulations must be adopted by November 9, 2001. The consent decree also requires the agency to propose similar regulations for existing facilities by February 28, 2002, and finalize those regulations by August 28, 2003. Until the final standards are promulgated, we cannot determine their impact on our facilities or estimate the potential cost of compliance.

    The Comprehensive Environmental Response, Compensation, and Liability Act, which is also known as CERCLA, and similar state statutes, require the cleanup of sites from which there has been a release or threatened release of hazardous substances. As of the date of this report, we are unaware of any material liabilities under CERCLA or similar state statutes; however, there is no assurance that we will not incur CERCLA liability or similar state law liability in the future.

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

Statement of Financial Accounting Standards No. 133

    Effective January 1, 2001, we adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards requiring that derivative instruments be recorded in the balance sheet as either an asset or liability measured at its fair value unless they meet an exception. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. For derivatives that qualify for hedge accounting, depending on the nature of the hedge, changes in fair value are either offset by changes in the fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value is immediately recognized in earnings.

    Effective January 1, 2001, we recorded all derivatives at fair value unless the derivatives qualified for the normal sales and purchases exception. Our physical fuel contracts qualify under this exception. We did not use this exception for forward sales contracts from our Homer City plant due to the net settlement procedures used by our marketing affiliate with counterparties for the period between January 1, 2001 through June 30, 2001. Effective July 1, 2001, the Derivative Implementation Group of the Financial Accounting Standards Board extended the normal sales and purchases exception to include forward sales contracts subject to net settlement procedures with counterparties. Accordingly, we intend to use the normal sales and purchases exception for our Homer City forward sales contracts commencing July 1, 2001 and plan to record a cumulative change in the accounting for derivatives during the quarter ended September 30, 2001.

    For the period between January 1, 2001 through June 30, 2001, forward sales contracts from our Homer City plant qualify for treatment under SFAS No. 133 as cash flow hedges with appropriate adjustments made to other comprehensive income. The cumulative effect on prior periods' net income resulting from the change in accounting for derivatives in accordance with SFAS No. 133 was not material. We recorded a $61.8 million, after tax, unrealized holding loss upon adoption of a change in accounting principle reflected in accumulated other comprehensive loss in the consolidated balance sheet. We recorded a net loss of $146,000 and a net gain of $482,000 from the ineffective portion of cash flow hedges during the three months and six months ended June 30, 2001, respectively. The gain (loss) is reflected in income (loss) from price risk management in the consolidated statement of operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    For a complete discussion of market risk sensitive instruments, refer to "Market Risk Exposures" in Item 7. of Edison Mission Holdings Co.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2000. Management believes that at June 30, 2001, there has been no material change to this information.

CHESTNUT RIDGE ENERGY CO.
FINANCIAL STATEMENTS
JUNE 30, 2001

NOTE

    The financial statements of Chestnut Ridge Energy Co. are provided under Rule 3-10 of Regulation S-X as the shares of Chestnut Ridge Energy Co. represent a substantial portion of the collateral for Edison Mission Holdings Co.'s $830 million senior secured bonds.

CHESTNUT RIDGE ENERGY CO.
BALANCE SHEETS
(In thousands)

	June 30, 2001	December 31, 2000
	(Unaudited)
Assets
Current Assets
Due from affiliate under tax sharing agreement	$563	$563

Total current assets	563	563

Investment in EME Homer City Generation L.P.	221,890	194,846

Total Assets	$222,453	$195,409

Liabilities and Shareholder's Equity
Other Taxes Payable	$548	$—
Deferred Taxes	6,772	4,074

Total Liabilities	7,320	4,074

Shareholder's Equity
Common stock, $1 par value; 10,000 shares authorized; 100 shares issued and outstanding	—	—
Additional paid-in-capital	200,396	200,194
Retained earnings	(614)	(8,859)
Accumulated other comprehensive income	15,351	—

Total Shareholder's Equity	215,133	191,335

Total Liabilities and Shareholder's Equity	$222,453	$195,409

The accompanying notes are an integral part of these financial statements.

CHESTNUT RIDGE ENERGY CO.
STATEMENTS OF INCOME
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
	(Unaudited)		(Unaudited)
Equity in income (loss) from EME Homer City Generation L.P.	$(1,573)	$(5,263)	$9,825	$(8,646)
Capital taxes	648	203	(750)	813

Income (loss) before income taxes	(2,221)	(5,466)	9,075	(9,459)
Provision (benefit) for income taxes	(356)	1,903	830	1,490

Net Income (Loss)	$(1,865)	$(7,369)	$8,245	$(10,949)

The accompanying notes are an integral part of these financial statements.

CHESTNUT RIDGE ENERGY CO.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
	(Unaudited)		(Unaudited)
Net Income (Loss)	$(1,865)	$(7,369)	$8,245	$(10,949)
Other comprehensive expense, net of tax:
Unrealized gains (losses) on derivatives qualified as cash flow hedges:
Cumulative unrealized holding losses upon adoption of a change in accounting principle, net of income tax benefit of $53,540	—	—	(61,193)	—
Other unrealized holding gains arising during period, net of income tax expense of $67,376 and $65,117 for the three months and six months ended June 30, 2001, respectively	67,001	—	61,314	—
Add: reclassification adjustment for losses included in net income, net of income tax benefit of $685 and $1,854 for the three months and six months ended June 30, 2001, respectively	5,625	—	15,230	—

Comprehensive Income (Loss)	$70,761	$(7,369)	$23,596	$(10,949)

The accompanying notes are an integral part of these financial statements.

CHESTNUT RIDGE ENERGY CO.
STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended June 30,
	2001	2000
	(Unaudited)
Cash Flows From Operating Activities
Net income (loss)	$8,245	$(10,949)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Deferred tax provision	830	1,150
Equity in (income) loss from EME Homer City Generation L.P.	(9,825)	8,646
Decrease in due from affiliate under tax sharing agreement	—	339
Decrease in due to affiliate	—	(184)
Increase in other taxes payable	548	—

Net cash used in operating activities	(202)	(998)

Cash Flows From Financing Activities
Cash contributions	202	923
Cash dividends	—	75

Net cash provided by financing activities	202	998

Cash Flows From Investing Activities
Investment in EME Homer City Generation L.P.	—	—

Net cash used in investing activities	—	—

Net increase in cash and cash equivalents	—	—
Cash and cash equivalents at beginning of period	—	—

Cash and cash equivalents at end of period	$—	$—

The accompanying notes are an integral part of these financial statements.

CHESTNUT RIDGE ENERGY CO.

NOTES TO FINANCIAL STATEMENTS

(Dollars in thousands)

Note 1. General

    We have made all adjustments, including recurring accruals, that are necessary to present fairly the financial position and results of operations for the periods covered by this report. The results of operations for the six months ended June 30, 2001 are not necessarily indicative of the operating results for the full year.

    The Company's significant accounting policies are described in Note 2 to its Financial Statements as of December 31, 2000, included in Edison Mission Holdings Co.'s 2000 Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 2, 2001. The Company follows the same accounting policies for interim reporting purposes, with the exception of the change in accounting for derivatives (see Note 3). This quarterly report should be read in connection with such financial statements.

Note 2. Investment in EME Homer City

    The Company owns a 99 percent limited partnership interest in EME Homer City Generation L.P. As a limited partner, the Company does not have a controlling financial interest in EME Homer City, and, in accordance with the provisions of the Accounting Principles Board Opinion No. 18, the Company accounts for its investment in EME Homer City under the equity method. Accordingly, the investment in EME Homer City was recorded at cost with adjustments made to the carrying amount of the investment to recognize the Company's share of the earnings, losses or distributions of EME Homer City after the date of the investment. The following table presents summarized financial information for EME Homer City for the quarters and six months ended June 30, 2001 and 2000.

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
	(Unaudited)		(Unaudited)
Operating revenues	$105,695	$103,013	$234,212	$200,629
Operating income	32,962	26,799	87,252	55,246
Net income (loss)	(1,589)	(5,316)	9,924	(8,733)

Note 3. Change in Accounting

    Effective January 1, 2001, the Company and its investee, EME Homer City, adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards requiring that derivative instruments be recorded in the balance sheet as either an asset or liability measured at its fair value unless they meet an exception. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. For derivatives that qualify for hedge accounting, depending on the nature of the hedge, changes in fair value are either offset by changes in the fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value is immediately recognized in earnings.

    Effective January 1, 2001, EME Homer City recorded all derivatives at fair value unless the derivatives qualified for the normal sales and purchases exception. EME Homer City's physical fuel contracts qualify under this exception. EME Homer City did not use this exception for forward sales contracts due to the net settlement procedures used by its marketing affiliate with counterparties for the period between January 1, 2001 through June 30, 2001. Effective July 1, 2001, the Derivative Implementation Group of the Financial Accounting Standards Board extended the normal sales and purchases exception to include forward sales contracts subject to net settlement procedures with counterparties. Accordingly, EME Homer City intends to use the normal sales and purchases exception for their forward sales contracts commencing July 1, 2001 and plans to record a cumulative change in the accounting for derivatives during the quarter ended September 30, 2001.

    For the period between January 1, 2001 through June 30, 2001, the forward sales contracts from EME Homer City qualify for treatment under SFAS No. 133 as cash flow hedges with appropriate adjustments made to other comprehensive income. The cumulative effect on prior periods' net income resulting from the change in accounting for derivatives in accordance with SFAS No. 133 was not material. The Company recorded a $61.2 million, after tax, unrealized holding loss upon adoption of a change in accounting principle from its share of the unrealized holding loss from EME Homer City and the impact of deferred Pennsylvania state taxes, which is reflected in accumulated other comprehensive loss in the balance sheet. EME Homer City recorded a net loss of $146,000 and a net gain of $482,000 from the ineffective portion of its cash flow hedges during the three months and six months ended June 30, 2001, respectively. Our share of the loss of $145,000 and the gain of $477,000 for the three months and six months ended June 30, 2001, respectively, is reflected in equity in income (loss) from EME Homer City in the statement of operations.

Note 4. Accumulated Other Comprehensive Income (Loss)

    Accumulated other comprehensive income (loss) consisted of the following:

	Unrealized Gains (Losses) on Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2000	$—	$—
Current period change	15,351	15,351

Balance at June 30, 2001 (Unaudited)	$15,351	$15,351

    Unrealized gains (losses) on cash flow hedges at June 30, 2001 include forward sales contracts from EME Homer City that did not meet the normal sales and purchases exception under SFAS No. 133 due to the net settlement procedures used by its marketing affiliate with counterparties. Commencing July 1, 2001, EME Homer City intends to use the normal sales and purchases exception for these contracts based on recent guidance provided by the Derivative Implementation Group of the Financial Accounting Standards Board.

Note 5. Supplemental Statements of Cash Flows Information

	Six Months Ended June 30,
	2001	2000
	(Unaudited)
Cash paid for interest	$—	$—
Cash paid for income taxes	—	—

EME HOMER CITY GENERATION L.P.
FINANCIAL STATEMENTS
JUNE 30, 2001

NOTE

    The financial statements of EME Homer City Generation L.P. are provided under Rule 3-10 of Regulation S-X as the partnership interests of EME Homer City Generation L.P. represent a substantial portion of the collateral for Edison Mission Holdings Co.'s $830 million senior secured bonds.

EME HOMER CITY GENERATION L.P.
BALANCE SHEETS
(In thousands)

	June 30, 2001	December 31, 2000
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$50,178	$19,116
Due from affiliates	100,356	128,927
Fuel inventory	22,983	14,993
Spare parts inventory	24,819	23,582
Assets under price risk management	67,567	—
Other current assets	677	2,758

Total current assets	266,580	189,376

Property, Plant and Equipment	2,091,356	2,040,165
Less accumulated depreciation	108,437	84,273

Net property, plant and equipment	1,982,919	1,955,892

Deferred Financing Charges, Net	11,017	11,291

Total Assets	$2,260,516	$2,156,559

Liabilities and Partners' Equity
Current Liabilities
Accounts payable	$5,651	$16,479
Accrued liabilities	25,525	32,195
Interest payable	31,917	32,668
Liabilities under price risk management	38,149	—
Other current liabilities	—	469

Total current liabilities	101,242	81,811

Long-Term Debt to Affiliate	1,839,798	1,801,167
Deferred Taxes	77,719	59,141
Benefit Plans	17,625	17,625

Total Liabilities	2,036,384	1,959,744

Commitments and Contingencies (Note 4)
Partners' Equity	224,132	196,815

Total Liabilities and Partners' Equity	$2,260,516	$2,156,559

The accompanying notes are an integral part of these financial statements.

EME HOMER CITY GENERATION L.P.
STATEMENTS OF INCOME
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
	(Unaudited)		(Unaudited)
Operating Revenues from Marketing Affiliate
Capacity revenues	$15,564	$11,756	$27,578	$21,829
Energy revenues	90,211	91,256	206,603	178,800
Income (loss) from price risk management	(80)	—	31	—

Total operating revenues	105,695	103,012	234,212	200,629

Operating Expenses
Fuel	35,537	37,350	79,481	77,585
Plant operations	24,853	27,171	43,073	46,727
Depreciation	12,343	11,692	24,406	23,000
Administrative and general	—	—	—	(1,929)

Total operating expenses	72,733	76,213	146,960	145,383

Operating Income	32,962	26,799	87,252	55,246

Other Income (Expense)
Interest and other income (expense)	(1,364)	795	(1,889)	1,491
Interest expense from affiliate	(33,828)	(35,017)	(68,540)	(69,784)

Total other income (expense)	(35,192)	(34,222)	(70,429)	(68,293)

Income (loss) before income taxes	(2,230)	(7,423)	16,823	(13,047)
Provision (benefit) for income taxes	(642)	(2,106)	6,899	(4,314)

Net Income (Loss)	$(1,588)	$(5,317)	$9,924	$(8,733)

The accompanying notes are an integral part of these financial statements.

EME HOMER CITY GENERATION L.P.
STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
	(Unaudited)		(Unaudited)
Net Income (Loss)	$(1,588)	$(5,317)	$9,924	$(8,733)
Other comprehensive expense, net of tax:
Unrealized gains (losses) on derivatives qualified as cash flow hedges:
Cumulative unrealized holding losses upon adoption of a change in accounting principle, net of income tax benefit of $46,556	—	—	(69,337)	—
Other unrealized holding gains arising during period, net of income tax expense of $50,973 and $46,647 for the three months and six months ended June 30, 2001, respectively	75,916	—	69,473	—
Add: reclassification adjustment for losses included in net income, net of income tax benefit of $4,279 and $11,587 for the three months and six months ended June 30, 2001, respectively	6,374	—	17,257	—

Comprehensive Income (Loss)	$80,702	$(5,317)	$27,317	$(8,733)

The accompanying notes are an integral part of these financial statements.

EME HOMER CITY GENERATION L.P.
STATEMENTS OF PARTNERS' EQUITY
(In thousands)

	Chestnut Ridge Energy Company	Mission Energy Westside Inc.	Total Partners' Equity
Balance at December 31, 1999	$197,987	$2,000	$199,987
Net loss	(3,141)	(31)	(3,172)

Balance at December 31, 2000	194,846	1,969	196,815

Net income	9,825	99	9,924
Unrealized gains (losses) on derivatives qualified as cash flow hedges:
Cumulative unrealized holding losses upon adoption of a change in accounting principle, net of income tax benefit of $46,556	(68,644)	(693)	(69,337)
Other unrealized holding gains arising during period, net of income tax expense of $46,647	68,778	695	69,473
Add: reclassification adjustment for losses included in net income, net of income tax benefit of $11,587	17,085	172	17,257

Balance at June 30, 2001 (unaudited)	$221,890	$2,242	$224,132

The accompanying notes are an integral part of these financial statements.

EME HOMER CITY GENERATION L.P.
STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended June 30,
	2001	2000
	(Unaudited)
Cash Flows From Operating Activities
Net income (loss)	$9,924	$(8,733)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	24,680	23,647
Deferred tax provision (benefit)	18,578	(4,315)
Decrease (increase) in due from affiliates	28,571	(13,131)
Increase in inventory	(9,227)	(8,692)
Decrease in other assets	2,081	137
(Decrease) increase in accounts payable	(10,828)	16,655
Decrease in accrued liabilities	(6,670)	(9,914)
(Decrease) increase in interest payable	(751)	21,359
Decrease in other liabilities	(469)	—
Increase in net assets under price risk management	(12,024)	—
Other, net	861	—

Net cash provided by operating activities	44,726	17,013

Cash Flows From Financing Activities
Borrowings under long-term obligations	50,000	63,010
Repayments on debt obligations	(11,369)	—
Financing costs	—	(910)

Net cash provided by financing activities	38,631	62,100

Cash Flows From Investing Activities
Capital expenditures	(52,295)	(78,543)

Net cash used in investing activities	(52,295)	(78,543)

Net increase in cash	31,062	570
Cash and cash equivalents at beginning of period	19,116	44,454

Cash and cash equivalents at end of period	$50,178	$45,024

The accompanying notes are an integral part of these financial statements.

EME HOMER CITY GENERATION L.P.
NOTES TO FINANCIAL STATEMENTS
(Dollars in thousands)

Note 1. General

    We have made all adjustments, including recurring accruals, that are necessary to present fairly the financial position and results of operations for the periods covered by this report. The results of operations for the six months ended June 30, 2001 are not necessarily indicative of the operating results for the full year.

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

Note 2. Change in Accounting

    Effective January 1, 2001, the Partnership adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards requiring that derivative instruments be recorded in the balance sheet as either an asset or liability measured at its fair value unless they meet an exception. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. For derivatives that qualify for hedge accounting, depending on the nature of the hedge, changes in fair value are either offset by changes in the fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value is immediately recognized in earnings.

    Effective January 1, 2001, the Partnership recorded all derivatives at fair value unless the derivatives qualified for the normal sales and purchases exception. The Partnership's physical fuel contracts qualify under this exception. The Partnership did not use this exception for its forward sales contracts due to the net settlement procedures used by its marketing affiliate with counterparties for the period between January 1, 2001 through June 30, 2001. Effective July 1, 2001, the Derivative Implementation Group of the Financial Accounting Standards Board extended the normal sales and purchases exception to include forward sales contracts subject to net settlement procedures with counterparties. Accordingly, the Partnership intends to use the normal sales and purchases exception for its forward sales contracts commencing July 1, 2001 and plans to record a cumulative change in the accounting for derivatives during the quarter ended September 30, 2001.

    For the period between January 1, 2001 through June 30, 2001, the forward sales contracts qualify for treatment under SFAS No. 133 as cash flow hedges with appropriate adjustments made to other comprehensive income. The cumulative effect on prior periods' net income resulting from the change in accounting for derivatives in accordance with SFAS No. 133 was not material. The Partnership recorded a $69.3 million, after tax, unrealized holding loss upon adoption of a change in accounting principle reflected in partners' equity in the balance sheet. The Partnership recorded a net loss of $146,000 and a net gain of $482,000 from the ineffective portion of cash flow hedges during the three months and six months ended June 30, 2001, respectively. The gain (loss) is reflected in income (loss) from price risk management in the statement of operations.

Note 3. Accumulated Other Comprehensive Income (Loss)

    Accumulated other comprehensive income (loss) consisted of the following:

	Unrealized Gains (Losses) on Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)

Balance at December 31, 2000	$—	$—
Current period change	17,393	17,393

Balance at June 30, 2001 (Unaudited)	$17,393	$17,393

    Unrealized gains (losses) on cash flow hedges at June 30, 2001 include forward sales contracts that did not meet the normal sales and purchases exception under SFAS No. 133 due to the net settlement procedures used by the marketing affiliate with counterparties. These gains arise from current forecasts of future electricity prices in these markets that are less than our contract prices. The Financial Accounting Standards Board cleared Statement 133 Implementation Issue Number C15, which extended the normal sales and purchases exception to include power sales contracts that are subject to netting of transactions from multiple contracts if the contract requires physical delivery and the quantity under the contract expected to be sold is within the normal course of business. Assuming these contracts meet the aforementioned criteria, the contracts will no longer be reported in the balance sheet at fair value, effective July 1, 2001.

Note 4. Commitments and Contingencies

Transition Contracts

    EME Homer City has entered into separate transition contracts with Pennsylvania Electric Company (Penelec) and New York State Electric & Gas Corporation (NYSEG), pursuant to which EME Homer City may exercise a put option to sell certain quantities of capacity to Penelec and NYSEG, and Penelec and NYSEG may exercise call options to purchase certain quantities of capacity. The terms of the NYSEG Transition Contract continue until December 31, 2001 and the Penelec Transition Contract expired on May 31, 2001. EME Homer City exercised its put options to sell 942 MW of capacity to Penelec for the full period from March 18, 1999 through May 31, 2001 under the Penelec Transition Contract for a price of $49.90/MW-day from March 18, 1999 through May 31, 1999, $59.90/MW-day through May 31, 2000, and $77.40/MW-day through May 31, 2001. EME Homer City has amended the NYSEG Transition Contract and sold 500 MW of capacity to NYSEG through May 31, 2000 for a price of $60.00/MW-day, 370 MW of capacity through September 30, 2000 for $72.17/MW-day, and 430 MW of capacity through December 31, 2001 for $72.17/MW-day.

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

Environmental Matters

    Prior to our purchase of the Homer City plant, the Environmental Protection Agency requested information from the prior owners of the plant concerning physical changes at the plant. The Partnership has been in informal voluntary discussions with the Environmental Protection Agency relating to these facilities, which may result in the payment of civil fines. There is no assurance that it will reach a satisfactory agreement or that these facilities will not be subject to proceedings in the future. Depending on the outcome of the proceedings, the Partnership could be required to invest in additional pollution control requirements, over and above the upgrades it is planning to install, and could be subject to fines and penalties. In May 2001, President Bush issued a directive for a 90-day review of new source review "interpretation and implementation" by the Administrator of the Environmental Protection Agency and the Secretary of the U.S. Department of Energy. President Bush also directed the Attorney General to review ongoing new source review legal actions to "ensure" they are "consistent with the Clean Air Act and its regulations." Both actions were recommendations detailed within the Bush Administration's "National Energy Policy Task Force Report."

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

Plant Improvements

    Upon acquisition of the Homer City facilities, the Partnership began major plant improvements consisting primarily of a turnkey pollution control retrofit project. The estimated cost of this project is $270 million, of which $224 million has been incurred prior to June 30, 2001.

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

Note 5. Supplemental Statements of Cash Flows Information

	Six Months Ended June 30,
	2001	2000
	(Unaudited)
Cash paid for interest	$75,636	$51,686
Cash paid for income taxes	—	—

EDISON MISSION FINANCE CO.
FINANCIAL STATEMENTS
JUNE 30, 2001

NOTE

    The financial statements of Edison Mission Finance Co. are provided under Rule 3-10 of Regulation S-X as the shares of Edison Mission Finance Co. represent a substantial portion of the collateral for Edison Mission Holdings Co.'s $830 million senior secured bonds.

EDISON MISSION FINANCE CO.
BALANCE SHEETS
(In thousands)

	June 30, 2001	December 31, 2000
	(Unaudited)
Assets
Current Assets
Interest receivable—EME Homer City Generation L.P.	$31,917	$32,668

Total current assets	31,917	32,668

Other Assets
Loan receivable—EME Homer City Generation L.P.	1,839,798	1,801,167
Deferred taxes	—	1,184

Total Assets	$1,871,715	$1,835,019

Liabilities and Shareholder's Equity
Current Liabilities
Due to affiliates	$45,544	$45,509
Interest payable—Edison Mission Holdings Co.	19,195	19,459

Total current liabilities	64,739	64,968

Other Liabilities
Loan payable—Edison Mission Holdings Co.	1,062,000	1,012,000
Deferred taxes	11,117	—

Total Liabilities	1,137,856	1,076,968

Shareholder's Equity
Common stock, $1 par value; 10,000 shares authorized; 100 shares issued and outstanding	—	—
Additional paid-in-capital	724,141	748,448
Retained earnings	9,718	9,603

Total Shareholder's Equity	733,859	758,051

Total Liabilities and Shareholder's Equity	$1,871,715	$1,835,019

The accompanying notes are an integral part of these financial statements.

EDISON MISSION FINANCE CO.
STATEMENTS OF INCOME
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
	(Unaudited)		(Unaudited)
Interest income from affiliate	$36,651	$36,876	$74,015	$72,632
Interest expense from affiliate	(20,846)	(20,824)	(41,983)	(40,703)

Net interest income	15,805	16,052	32,032	31,929
Operating expenses	(18)	(17)	(35)	(33)

Income before income taxes	15,787	16,035	31,997	31,896
Provision for income taxes	6,070	6,166	12,302	12,264

Net Income	$9,717	$9,869	$19,695	$19,632

The accompanying notes are an integral part of these financial statements.

EDISON MISSION FINANCE CO.
STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended June 30,
	2001	2000
	(Unaudited)
Cash Flows From Operating Activities
Net income	$19,695	$19,632
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred tax provision	12,301	12,264
Decrease in interest receivable—EME Homer City Generation L.P.	751	(21,359)
Increase (decrease) in due to affiliates	35	(217)
Increase (decrease) in interest payable—Edison Mission Holdings Co.	(264)	1,534

Net cash provided by operating activities	32,518	11,854

Cash Flows From Financing Activities
Cash contribution	—	10
Proceeds from subordinated loan—Edison Mission Holdings Co.	50,000	63,000
Cash dividends	(43,887)	(11,854)

Net cash provided by financing activities	6,113	51,156

Cash Flows From Investing Activities
Increase in subordinated revolving loan receivable—EME Homer City Generation L.P.	(38,631)	(63,010)

Net cash used in investing activities	(38,631)	(63,010)

Net increase in cash	—	—
Cash and cash equivalents at beginning of period	—	—

Cash and cash equivalents at end of period	$—	$—

The accompanying notes are an integral part of these financial statements.

EDISON MISSION FINANCE CO.
NOTES TO FINANCIAL STATEMENTS
(Dollars in thousands)

Note 1. General

    We have made all adjustments, including recurring accruals, that are necessary to present fairly the financial position and results of operations for the periods covered by this report. The results of operations for the six months ended June 30, 2001 are not necessarily indicative of the operating results for the full year.

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

Note 2. Supplemental Statements of Cash Flows Information

	Six Months Ended June 30,
	2001	2000
	(Unaudited)
Cash paid for interest	$42,247	$3,368
Cash paid for income taxes	—	—

PART II—OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)
Exhibits

Exhibit No.	Description

10.20.2	Amendment No. 2 to the Debt Service Reserve Guarantee, dated as of March 18, 2001, made by Edison Mission Energy in favor of United States Trust Company of New York, incorporated by reference to Exhibit 10.60.2 to Edison Mission Energy's Form 10-Q for the quarter ended June 30, 2001.

(b) Reports on Form 8-K

    No reports on Form 8-K were filed during the quarter ended June 30, 2001.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Edison Mission Holdings Co. (Registrant)
Date: August 13, 2001	By:	/s/ KEVIN M. SMITH Kevin M. Smith Vice President and Director

QuickLinks

Table of Additional Registrants
TABLE OF CONTENTS
EDISON MISSION HOLDINGS CO. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In thousands)
EDISON MISSION HOLDINGS CO. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (In thousands)
EDISON MISSION HOLDINGS CO. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (In thousands)
EDISON MISSION HOLDINGS CO. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)
EDISON MISSION HOLDINGS CO. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands)
CHESTNUT RIDGE ENERGY CO. FINANCIAL STATEMENTS JUNE 30, 2001
NOTE
CHESTNUT RIDGE ENERGY CO. BALANCE SHEETS (In thousands)
CHESTNUT RIDGE ENERGY CO. STATEMENTS OF INCOME (In thousands)
CHESTNUT RIDGE ENERGY CO. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (In thousands)
CHESTNUT RIDGE ENERGY CO. STATEMENTS OF CASH FLOWS (In thousands)
CHESTNUT RIDGE ENERGY CO. NOTES TO FINANCIAL STATEMENTS (Dollars in thousands)
EME HOMER CITY GENERATION L.P. FINANCIAL STATEMENTS JUNE 30, 2001
NOTE
EME HOMER CITY GENERATION L.P. BALANCE SHEETS (In thousands)
EME HOMER CITY GENERATION L.P. STATEMENTS OF INCOME (In thousands)
EME HOMER CITY GENERATION L.P. STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (In thousands)
EME HOMER CITY GENERATION L.P. STATEMENTS OF PARTNERS' EQUITY (In thousands)
EME HOMER CITY GENERATION L.P. STATEMENTS OF CASH FLOWS (In thousands)
EME HOMER CITY GENERATION L.P. NOTES TO FINANCIAL STATEMENTS (Dollars in thousands)
EDISON MISSION FINANCE CO. FINANCIAL STATEMENTS JUNE 30, 2001 NOTE
EDISON MISSION FINANCE CO. BALANCE SHEETS (In thousands)
EDISON MISSION FINANCE CO. STATEMENTS OF INCOME (In thousands)
EDISON MISSION FINANCE CO. STATEMENTS OF CASH FLOWS (In thousands)
EDISON MISSION FINANCE CO. NOTES TO FINANCIAL STATEMENTS (Dollars in thousands)
SIGNATURES